Form 10-Q
period 2007-06-30
Northeast Auto Acceptance Corp.
filed 2007-08-17
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0001361955

NORTHEAST AUTO ACCEPTANCE CORP.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0637308
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2174 HEWLETT AVENUE, SUITE 206
MERRICK, NY 11566
(Address of Principal Executive Offices)
(Zip Code)

(516) 377-6311
(Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock as of August 10, 2007 was 26,618,586.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited):

The financial statements of Northeast Auto Acceptance Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10 for the year ended December 31, 2006.

NORTHEAST AUTO ACCEPTANCE CORP.

BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(unaudited)
Current Assets:
Cash	$416,960	$188,037
Inventory (Note 4)	4,520,026	3,656,059
Accounts receivable	625,156	695,181
Total Current Assets	5,562,142	4,539,277

Equipment, net (Note 5)	-	-
Other assets (Note 6)	4,217	39,491

TOTAL ASSETS	$5,566,359	$4,578,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$564,920	$263,650
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	214,228	160,480
Demand loans payable (Note 7)	1,716,576	1,307,331
Credit Card loan payable (Note 7)	152,923	155,848
Due to stockholders (Note 7)	1,322,424	1,201,996
Accrued expenses	550,374	375,760
Payroll taxes withheld and accrued	16,660	181,718
Total Current Liabilities	4,638,105	3,746,783

Commitments and contingencies (Note 12)	-	-

Stockholders' equity
Preferred stock, no par value , 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value , 100,000,000 shares authorized, 26,618,586 shares issued and outstanding December 31, 2006 and December 31, 2005	3,457,917	3,457,917
Deficit	(2,528,487)	(2,624,756)
	929,430	833,161
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	928,254	831,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,566,359	$4,578,768

NORTHEAST AUTO ACCEPTANCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$19,162,353	$20,327,927	$39,573,108	$36,701,939

Cost of sales	18,819,033	19,779,074	38,632,080	35,504,012

Gross profit	343,320	548,853	941,028	1,197,927

Operating expenses:
Officers salaries	129,756	119,756	292,579	302,579
Consulting fees	-	49,000	-	98,000
Stock based consulting fees	-	-	-	-
Interest expense	74,489	68,706	154,037	137,917
Selling, general and administrative	167,419	143,455	390,564	353,964
Total operating expenses	371,664	380,917	837,180	892,460

Profit (Loss) from operations	(28,344)	167,936	103,848	305,467

Interest Income	-	-	1,848	-

Income taxes (Note 11)	(5,115)	108,865	9,427	122,684

Net profit (loss)	$(23,229)	$59,071	$96,269	182,783

Net loss per share basic and diluted	$(0.00)	$0.00	$0.00	0.01

Weighted average number of shares outstanding	26,618,586	26,618,586	26,618,586	26,618,586

See Notes to Financial Statements

NORTHEAST AUTO ACCEPTANCE CORP.

STATEMENTS OF CASH FLOWS

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$96,269	$182,778
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	-	98,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	70,025	(1,875,141)
(Increase) decrease in inventory	(863,967)	(927,593)
(Increase) decrease in other assets	35,274	37,493
Increase (decrease) in accounts payable	301,270	871,386
Increase (decrease) in accrued expenses	174,614	-
Increase (decrease) in payroll taxes	(165,058)	(110,995)
Total adjustments	(447,842)	(1,906,850)
CASH USED BY OPERATING ACTIVITIES	(351,573)	(1,724,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	4,511,552	3,273,054
Repayment of line of credit	(4,457,803)	(2,582,564)
Proceeds of stockholders loans	170,931	142,178
Repayment of stockholders loan	(50,503)	(76,924)
Proceeds of demand loans	417,245	486,030
Repayment of demand loans	(8,000)	-
Proceeds/(Repayments) on credit card loan	(2,925)	(1,698)
CASH PROVIDED BY FINANCING ACTIVITIES	580,497	1,240,076

NET INCREASE (DECREASE) IN CASH	228,924	(483,996)

CASH
Beginning of year	188,037	536,534

End of year	$416,961	$52,538

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$2,357
Interest payments	$154,037	$137,917

See Notes to Financial Statements.

NORTHEAST AUTO ACCEPTANCE CORP.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three and Six Months Ended June 30, 2007 and 2006 are unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or market.

Depreciation

The cost of equipment is depreciated over the estimated useful lives of the related assets of five years.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Northeast Auto Acceptance (New York). All intercompany accounts and transactions have been eliminated.

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

Revenue Recognition

The Company buys used autos and recognizes revenue when it resells them and the title is transferred to the buyer.

Income Taxes

The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board ("FASB"). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recently Issued Accounting Standards

Recently issued accounting standards adopted by the Company during 2007 did not have an impact on its consolidated results of operations, financial position or cash flows.

Interim Financial Information

The accompanying interim financial statements of Northeast Auto Acceptance Corp. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the entire year.

NORTHEAST AUTO ACCEPTANCE CORP.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three and Six Months Ended June 30, 2007 and 2006 are unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE

	June 30,	December 31,
	2007	2006

Accounts receivable	$625,156	$695,181

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded.

NOTE 4 - INVENTORIES

Inventory consists of the following:	June 30,	December 31,
	2007	2006

Automobiles purchased for resale	$4,520,026	$3,656,059

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 - OFFICE EQUIPMENT

The following is a summary of equipment:	June 30,	December 31,
	2007	2006
Equipment	$4,243	$4,243
Office equipment	4,327	4,327
Office furniture	1,258	1,258
Leasehold improvements	2,700	2,700
Total	12,528	12,528
Less: Accumulated depreciation	(12,528)	(12,528)
	$-	$-

NOTE 6 - OTHER ASSETS

Other assets consists of the following:	June 30,	December 31,
	2007	2006
Prepaid federal corporate taxes	$-	$29,980
Prepaid state corporate taxes	2,417	7,711
Prepaid consulting fees	-	-
Security deposit	1,800	1,800
	$4,217	$39,491

NORTHEAST AUTO ACCEPTANCE CORP.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three and Six Months Ended June 30, 2007 and 2006 are unaudited)

NOTE 7 - NOTES AND LOANS PAYABLE

	June 30,	December 31,
	2007	2006
Line of credit - On October 4, 2004, the Company was approved for a line of credit of $975,000, as an inventory financing ("Floor Plan") loan with interest set at 2% above the Wall Street Journal Prime rate. The agreement requires any advances to be repaid for a vehicle on the earliest of forty eight (48) hours from the time of sale or within twenty four (24) hours from the time the Company receives payment by or on behalf of the purchase of such vehicle or demand. The agreement is personally guaranteed by the officers and their respective spouses. The collateral for the loan is any vehicle owned by the Company.
	$214,228	$160,480

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

9% convertible demand notes -The 9% convertible demand notes in the amounts of $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, are convertible at $0.25 per share. Interest is payable monthly.	700,000	400,000

9% unsecured demand notes payable. Interest is payable monthly.	1,016,576	907,331

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	152,923	155,848

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	1,322,424	1,201,996
	$3,506,152	$2,925,655

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and June 30, 2006, the Company paid $60,000 and $60,000 respectively to the President's wife for administrative services.

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

NOTE 10 - OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $4,520,026 as of June 30, 2007, which represents management's estimate of its net realizable value which approximates market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Auto Acceptance Corp. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10 and amendments thereto for the fiscal year ended March 31, 2007, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

We are a wholesale automobile sales company which seeks to exploit the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicles from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest. We are involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers. We generally sell our vehicles only through established third-party auctions which act as a marketplace for used vehicles. We thus help align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies existing guidance regarding revenue recognition. Neither the Company's adoption of SAB 104 nor its adoption of proposed Standards will have an impact on its consolidated results of operations, financial position or cash flows.

No other recently issued accounting standards adopted by the Company during 2007, 2006 and 2005 nor any proposed standards will have an impact on its consolidated results of operations, financial position or cash flows.

For the Three Months Ended June 30, 2007 and June 30, 2006

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended June 30, 2007 and June 30, 2006.

	Three Months ended June 30,
	2007	2006
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	98.2%	97.3%
Gross profit	1.8%	2.7%

Sales, general and administrative expenses	0.9%	0.7%
Other operating expenses	1.1%	1.2%
Total operating expenses	1.9%	1.9%
Profit Loss from operations	-0.1%	0.8%

Revenues

Revenue for the three month period ended June 30, 2007 were $19,162,353 a decrease of $1,165,574 or 5.7 % as compared to revenues for the three month period ended June 30, 2006 of $20,327,927. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2007 over 2006. Specifically, in the three month period ended June 30, 2007 we sold 1,281 vehicles at an average sales price of $14,959 as compared to 1,303 vehicles at an average sales price of $15,601 during the comparable period in 2006.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $18,819,033 or 98.2% of net revenues during the three month period ended June 30, 2007 as compared to $19,779,074 or 97.3% for the comparable period in 2006, a decrease of $960,041 or 4.9%. Thus, our gross margin was 1.8% for the three month period ended June 30, 2007 as compared to 2.7% for the comparable period in 2006. The increase in our cost of revenue as a percent of revenue is attributable to an increase in the cost of the vehicles sold during the three month period ended June 30, 2007 as compared to the comparable period in 2006.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $167,419 for the three month period ended June 30, 2007 or 0.9% of net revenue as compared to $143,455 or 0.7% of net revenue for the comparable period in 2006, an increase in such expenses of $23,964 or 16.7% The increase in the ratio of SGA expenses to net revenue was primarily due to an increase in operating expenses.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $204,245 for the three month period ended June 30, 2007 or 1.1 % of net revenue compared to the comparable period in 2006 when such expenses were $237,462 or 1.2% of net revenue. The decrease in such expenses is attributable to decreased consulting fees we recorded in 2006. The following table shows the changes in the components our these expenses during the comparable periods.

	Three Month Period Ended June 30, 2007	Three Month Period Ended June 30, 2006	Change	Percent Change
Officers Salaries	$129,756	$119,756	($10,000)	(8.4%)
Interest Expense	$74,489	$68,706	$10,000	8.4%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating loss for the three month period ended June 30, 2007 was $28,374 or -0.1% of net revenue as compared to an operating gain of $167,936 or 0.8% of net revenue for comparable period in 2006, a decrease of $196,280. This decrease in operating gain was primarily as a result of an increase in gross revenues which were less than the increase of operating expense.

For the Six Months Ended June 30, 2007 and June 30, 2006

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the six month periods ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30,
	2007	2006
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	97.6%	96.7%
Gross profit	2.4%	3.3%

Sales, general and administrative expenses	1.0%	1.0%
Other operating expenses	1.1%	1.5%
Total operating expenses	2.2%	2.5%
Profit Loss from operations	0.3%	0.8%

Revenues

Revenue for the six month period ended June 30, 2007 were $39,573,108 an increase of $2,871,169 or 8.3% over revenues for the three month period ended June 30, 2006 of $36,701,939. The increase in revenue was a result of an increase in the number of vehicles we sold in the six month period in 2007 over 2006. Specifically, in the six month period ended June 30, 2007 we sold 2,695 vehicles at an average sales price of $14,684 as compared to only 2,367 vehicles at an average sales price of $15,506 during the comparable period in 2006.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues as a percentage of revenue was $38,632,080 or 97.6% of net revenues during the six month period ended June 30, 2007 as compared to $35,504,012 or 96.7% for the comparable period in 2006, an increase of $3,128,068. Thus, our gross margin was 2.8% for the six month period ended June 30, 2007 as compared to 3.3 % for the comparable period in 2006. The increase in our cost of revenue is attributable to an increase in the cost of the vehicles sold during the six month period ended June 30, 2007 as compared to the comparable period in 2006.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $390,564 for the six month period ended June 30, 2007 or 1.0% of net revenue as compared to $353,964 or 1.0 % of net revenue for the comparable period in 2006, an increase in such expenses of $36,600 or 10.3% The increase in the ratio of SGA expenses to net revenue was primarily due to an increase in operating expenses.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $446,616 for the six month period ended June 30, 2007 or 1.1% of net revenue compared to the comparable period in 2006 when such expenses were $538,496 or 1.5% of net revenue. The decrease in such expenses is attributable to decreased consulting fees we recorded in 2006. The following table shows the changes in the components our these expenses during the comparable periods.

	Six Month Period Ended June 30, 2007	Six Month Period Ended June 30, 2006	Change	Percent Change
Officers Salaries	$292,579	$302,579	($10,000)	(3.3%)

Interest Expense	$154,037	$137,917	$16,120	11.7%

Operating Gain (Loss)

Operating gain (or profit from operations) is calculated as our revenues less all of our operating expenses. Our operating gain for the six month period ended June 30, 2007 was $103,848 or 0.3% of net revenue as compared to an operating gain of $305,467 or 0.8% of net revenue for comparable period in 2006, a decrease of $201,619 or (66.0%). This decrease in operating gain was primarily as a result of an increase in gross revenues which were less than the increase of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, we had cash and cash equivalents of $416,960 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2007, we had an outstanding balance of $214,228 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of June 30, 2007, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is subject to various risks, including the risks described below. The Company’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the company or that the Company currently deems immaterial may also impair the business and its operations.

Economic Conditions and Gasoline Prices May Affect Sales. In the normal course of business, the Company is subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Any significant changes in economic conditions could adversely affect consumer demand and/or increase our costs resulting in lower profitability for the Company. In addition, our transportation costs are partially tied to the cost of gasoline and any additional increases to the cost of gasoline may increase our costs and may result in lower profitability.

Our Business is Highly Competitive. The reselling of late model used vehicles is a highly competitive business. The Company’s competition includes publicly and privately owned franchised new car dealers and independent dealers, as well as millions of private individuals. The company’s competitors may sell the same or similar makes of vehicles that the Company offers in the same or similar markets at competitive prices. Further, new entrants to the market could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins. Additionally, competition on vehicle sales is increasing as these products are now being marketed and sold over the Internet. Customers are using the Internet to compare pricing for cars and related financing, which may further reduce the Company’s profitability.

Retail and Wholesale Prices May Vary Depending Upon Factors Beyond the Company’s Control. Any significant changes in retail or wholesale prices for used and new vehicles could result in lower sales and margins for the Company. If any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

There are Risks Associated with Purchasing Inventory. A reduction in the availability or access to sources of inventory would adversely affect the Company’s business. A failure to adjust the price that the Company offers to purchase vehicles from sellers to stay in line with market trends, or a failure to recognize those trends, could negatively impact the Company’s ability to acquire inventory.

We are Highly Dependant Upon Our Management and Workforce. The Company’s success depends upon the continued contribution of its corporate management team. Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, in order to expand the Company’s business, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the company to increased labor costs during periods of low unemployment.

We are Dependant Upon Our Information Systems. The Company’s business is dependent upon the efficient operation of its information systems. In particular, the Company relies on its information systems to effectively manage its sales, inventory and customer information. The failure of the Company’s information systems to perform as designed or the failure to maintain and continually enhance or protect the integrity of these systems could disrupt the Company’s business, impact sales and profitability, or expose the Company to customer or third-party claims.

Our Availability to Capital May Vary. Changes in the availability or cost of capital and working capital financing, including the availability of long-term financing to support development of the Company, could adversely affect the company’s growth and operating strategies. Further, the Company’s current credit facilities contains certain financial covenants and the Company’s future credit facilities may contain covenants and/or performance triggers. Any failure by the Company to comply with these covenants and/or performance triggers could have a material adverse effect on the Company’s business.

Our Purchases and Sales are Geographically Concentrated. The Company’s performance is subject to local economic, competitive, and other conditions prevailing in geographic areas where the Company operates. Since currently, all of our vehicles are purchased in the Northeast and are sold in the Pacific Northwest, the Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these markets. In the event that any of the geographic areas in which the Company does business experiences a downturn in economic conditions, it may adversely affect the Company’s business. Furthermore, in the event that the regional price discrepancies of vehicles that the Company exploits should decrease or disappear, it may adversely affect the Company’s business.

We Currently Have Just One Director. Our Board of Directors is currently comprised of just one member, our Chief Executive Officer William Solko. Thus, without any independent directors, conflicts of interest between the Company and our Chief Executive Officer may occur regarding issues such as executive compensation. We intend to increase the size of the Board of Directors in 2007.

Control of the Company by Our Majority Stockholder. Our Chief Executive Officer, William Solko, is the majority stockholder of the Company and owns 56.4% of the shares issued and outstanding. Accordingly, the present majority stockholder of the Company is in a position to elect all of the directors of the Company and control its policies.

Our Costs Are Partially Dependant Upon Fuel Costs. Because all of the vehicles we purchase must be shipped from the Northeast to the Pacific Northwest, we are dependant upon variations in the cost of fuel. Any significant rise in the cost of fuel will increase our transportation costs and we may not be able to pass these increased costs along to our customers, resulting in lower net profits on each vehicle we sell.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

31         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32         Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST AUTO ACCEPTANCE CORP.

Date: August 17, 2007	By: /s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer