Form 10-Q
period 2007-09-30
Northeast Auto Acceptance Corp.
filed 2007-11-14
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the Registrant’s common stock as of November ___ , 2007 was 26,618,586.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

NORTHEAST AUTO ACCEPTANCE CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(unaudited)
Current Assets:
Cash	$20,443	$188,037
Inventory (Note 4)	5,433,676	3,656,059
Accounts receivable(Note 3)	1,625,923	695,181

Total Current Assets	7,080,042	4,539,277

Equipment, net (Note 5)	7,863	-
Other assets (Note 6)	5,332	39,491

TOTAL ASSETS	$7,093,237	$4,578,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,170,705	$263,650
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	596,192	160,480
Demand loans others (Note 7)	210,000	210,000
Demand loans related parties (Note 7)	906,576	697,331
Demand loans convertible (Note 7)	700,000	400,000
Credit Card loan payable (Note 7)	151,601	155,848
Due to stockholders (Note 7)	1,313,671	1,201,996
Accrued expenses	911,862	375,760
Payroll taxes withheld and accrued	1,415	181,718
Total Current Liabilities	6,062,022	3,746,783

Commitments and contingencies (Note 10)	-	-

Stockholders' equity
Preferred stock, no par value , 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value , 100,000,000 shares authorized, 26,618,586 shares issued and outstanding	3,457,917	3,457,917
Deficit	(2,425,526)	(2,624,756)
	1,032,391	833,161
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	1,031,215	831,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,093,237	$4,578,768

The accompanying notes are an integral part of these financial statements.

NORTHEAST AUTO ACCEPTANCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$18,708,643	$20,817,683	$58,281,751	$57,519,622

Cost of sales	18,146,355	20,081,018	56,778,435	55,585,030

Gross profit	562,288	736,665	1,503,316	1,934,592

Operating expenses:
Officers salaries	144,755	179,755	437,334	482,334
Consulting fees	-	49,000	-	147,000
Stock based consulting fees	-	-	-
Interest expense	84,970	75,498	239,007	213,415
Selling, general and administrative	216,381	257,608	606,945	611,572
Total operating expenses	446,106	561,861	1,283,286	1,454,321

Profit (Loss) from operations	116,182	174,804	220,030	480,271

Interest Income	-	-	1,848	-

Income taxes (Note 11)	13,219	(55,183)	22,646	67,506

Net profit (loss)	$102,963	$229,987	$199,232	$412,765

Net income per share basic and diluted	$0.00	$0.01	$0.01	$0.02

Weighted average number of shares outstanding	26,618,586	26,618,586	26,618,586	26,618,586

The accompanying notes are an integral part of these financial statements.

NORTHEAST AUTO ACCEPTANCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$199,232	$412,765
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	637	147,000
Stock issued for consulting fees	-	-
Stock issued for interest	-	-
Beneficial conversion feature on interest	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(930,742)	(1,359,645)
(Increase) decrease in inventory	(1,777,617)	(1,511,713)
(Increase) decrease in other assets	34,157	28,803
Increase (decrease) in accounts payable	907,055	1,282,846
Increase (decrease) in accrued expenses	536,102
Increase (decrease) in payroll taxes	(180,303)	(111,033)
Total adjustments	(1,410,711)	(1,523,742)
CASH USED BY OPERATING ACTIVITIES	(1,211,479)	(1,110,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,500)	(2,309)
CASH USED BY INVESTING ACTIVITIES	(8,500)	(2,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	7,418,378	5,296,318
Repayment of line of credit	(6,982,666)	(4,790,502)
Proceeds of stockholders loans	170,931	142,178
Repayment of stockholders loan	(59,256)	(112,603)
Proceeds of demand loans	517,245	491,030
Repayment of demand loans	(8,000)	(239,469)
Proceeds/(Repayments) on credit card loan	(4,247)	39,800
CASH PROVIDED BY FINANCING ACTIVITIES	1,052,385	826,752

NET INCREASE (DECREASE) IN CASH	(167,594)	(286,534)

CASH
Beginning of year	188,037	536,534

End of year	$20,443	$250,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$6,825
Interest payments	$239,007	$213,415

The accompanying notes are an integral part of these financial statements.

NORTHEAST AUTO ACCEPTANCE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three and Nine Months Ended September 30, 2007 and restated 2006 Are Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF BUSINESS

Northeast Auto Acceptance Corp. ("the Company") was incorporated in New York State in July 1991 under the name of Catadyne Corporation and was reincorporated in Florida on February 1, 1996. The Company was engaged in the energy conservation industry. By January 2003, the Company did not have any business operations except for having an officer on staff.

On January 14, 2004, the Company issued 200,000 of its' common stock to Northeast Auto Acceptance Corp. (a New York State Corporation) (NAAC-NY) when the Company had 181,886 shares outstanding in order to induce NAAC-NY to merge with their company.

As part of this plan, Catadyne Corporation (a Florida Corporation) changed its name to Northeast Auto Acceptance Corp. Then NAAC - NY contributed the 200,000 shares back to Catadyne Corporation, then Northeast Auto Acceptance Corp. (Florida) exchanged all its shares with Northeast Auto Acceptance Corp (a New York State Corporation).

In addition, the Company sold to two officers 17,000,000 of common stock for $100,000 as part of the acquisition by reducing the loan payable due to the officers. The Company is treating this transaction as a reverse merger for accounting purposes as if it took place January 1, 2004. As a result of the reorganization and recapitalization of the Company and as a reorganization of the accounting aquiree resulted in a net decrease to the Company of $152,276.

Northeast Auto Acceptance Corp. ("NAAC-NY") was incorporated in New York State on December 31, 1996. The Company buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the United States. NAAC - NY is a subsidiary of the Company.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3- ACCOUNTS RECEIVABLE TRADE

	September 30,	December 31,
	2007	2006

Accounts receivable	$1,625,923	$695,181

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded.

NOTE 4- INVENTORIES

Inventory consists of the following:

	September 30,	December 31,
	2007	2006

Automobiles purchased for resale	$5,433,676	$3,656,059

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5- EQUIPMENT

The following is a summary of equipment at December 31, 2006:
	September 30,	December 31,
	2007	2006

Equipment	$4,243	4,243
Office equipment	4,327	4,327
Office furniture	9,758	1,258
Leasehold improvements	2,700	2,700
Total	21,028	12,528
Less: accumulated depreciation	(13,165)	(12,528)
	$7,863	$-

NOTE 6 - OTHER ASSETS

	September 30,	December 31,
Other assets consists of the following:	2007	2006

Prepaid federal corporate taxes	$-	$29,980
Prepaid state corporate taxes	-	7,711
Prepaid state withholding taxes	3,532	-
Prepaid consulting fees	-	-
Security deposit	1,800	1,800
	$5,332	$39,491

NOTE 7- NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following:	September 30,	December 31,
	2007	2006
Line of credit On October 4, 2004, the Company was approved for a line of credit of $975,000, as an inventory financing ("Floor Plan") loan with interest set at 2% above the Wall Street Journal Prime rate. The agreement requires any advances to be repaid for a vehicle on the earliest of forty eight (48) hours from the time of sale or within twenty four (24) hours from the time the Company receives payment by or on behalf of the purchase of such vehicle or demand. The agreement is personally guaranteed by the officers and their respective spouses. The collateral for the loan is any vehicle owned by the Company)
	$596,192	$160,480

Note payable bank - note payable to bank due February 2008 is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

9% convertible demand notes -The 9% convertible demand notes in the amount sof $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectivly, are convertible at $0.25 per share. Interest is payable monthly.	700,000	400,000

9% unsecured demand notes payable, other and related parties. Interest is payable monthly.	1,116,576	907,331

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	151,601	155,848

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	1,313,671	1,201,996

Total notes and loans payable	$3,978,040	$2,925,655

NOTE 8- RELATED PARTY TRANSACTIONS

The Company paid $30,000 and $65,000and $90,000 and $125,000 respectively to the President's wife for administrative services for the three and nine months ended September 30,2007 and 2006.

Note 9- EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated as the profit or loss for the period divided by the weighted average number of common shares outstanding for the period presented. The Company has no dilutive securities outstanding.

NOTE 10- OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $5,433,676 as of September 30, 2007, which represents management's estimate of its net realizable value which approximates market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Auto Acceptance Corp. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10 and amendments thereto, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

Recent Accounting Pronouncements

No recently issued accounting standards adopted by the Company during 2007, nor any proposed standards will have an impact on its consolidated results of operations, financial position or cash flows.

For the Three Months Ended September 30, 2007 and September 30, 2006

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended September 30, 2007 and September 30, 2006.

	Three Months ended September 30,
	2007	2006
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	97.0%	96.5%
Gross profit	3.0%	3.5%

Sales, general and administrative expenses	1.2%	1.2%
Other operating expenses	1.2%	1.5%
Total operating expenses	2.4%	2.6%
Profit Loss from operations	0.6%	1.1%

Revenues

Revenue for the three month period ended September 30, 2007 were $18,708,643 a decrease of $2,109,040 or -10.0 % as compared to revenues for the three month period ended September 30, 2006 of $20,817,683. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2007 over 2006. Specifically, in the three month period ended September 30, 2007 we sold 1,167 vehicles at an average sales price of $16,031 as compared to 1,368 vehicles at an average sales price of $15,218 during the comparable period in 2006.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $18,146,355 or 97% of net revenues during the three month period ended September 30, 2007 as compared to $20,081,018 or 96.5% for the comparable period in 2006, a decrease of $1,934,663 or 9.6%. Thus, our gross margin was 3.0% for the three month period ended September 30, 2007 as compared to 3.5% for the comparable period in 2006. The increase in our cost of revenue as a percent of revenue is attributable to an increase in the cost of the vehicles sold during the three month period ended September 30, 2007 as compared to the comparable period in 2006.

Operating ExOur operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sales, General and Administrative

Sales, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $216,381 for the three month period ended September 30, 2007 or 1.2% of net revenue as compared to $257,608 or 1.2% of net revenue for the comparable period in 2006, a decrease in such expenses of $41,227 or 16.0%. There was no change between the percentage of the Company’s SGA expenses to revenue during the comparable periods.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $229,725 for the three month period ended September 30, 2007 or 1.2% of net revenue compared to the comparable period in 2006 when such expenses were $304,253 or 1.5% of net revenue. The decrease in such expenses is attributable to decreased consulting fees in 2006. The following table shows the changes in the components our these expenses during the comparable periods.

	Three Month Period Ended September 30, 2007	Three Month Period Ended September 30, 2006	Change	Percent Change
Officers Salaries	$144,755	$179,755	($35,000)	-19.4%
Consulting Fees	-	$49,000	($49,000)	100%
Interest Expense	$84,970	$75,498	$9,472	12.5%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the three month period ended September 30, 2007 was $116,182 or 0.6% of net revenue as compared to an operating gain of $220,030 or 1.1% of net revenue for comparable period in 2006, a decrease of $103,848 or 47.2%. This decrease in operating gain was primarily as a result of an increase in gross revenues which were less than the increase of operating expense.

For the Nine Months Ended September 30, 2007 and September 30, 2006

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the nine month periods ended September 30, 2007 and September 30, 2006.

	Nine Months Ended September 30,
	2007	2006
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	97.4%	96.6%
Gross profit	2.6%	3.4%

Sales, general and administrative expenses	1.0%	1.0%
Other operating expenses	1.2%	1.5%
Total operating expenses	2.2%	2.5%
Profit Loss from operations	0.4%	0.8%

Revenues

Revenue for the nine month period ended September 30, 2007 were $58,281,751 an increase of $762,129 or 1.3% over revenues for the nine month period ended September 30, 2006 of $57,519,622. The increase in revenue was a result of an increase in the number of vehicles we sold in the nine month period in 2007 over 2006. Specifically, in the nine month period ended September 30, 2007, we sold 3,862 vehicles at an average sales price of $15,091 as compared to only 3,735 vehicles at an average sales price of $15,400 during the comparable period in 2006.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues as a percentage of revenue was $56,778,435 or 97.4% of net revenues during the nine month period ended September 30, 2007 as compared to $55,585,030 or 96.6% for the comparable period in 2006, an increase of $1,193,405. Thus, our gross margin was 2.6% for the nine month period ended September 30, 2007 as compared to 3.4% for the comparable period in 2006. The increase in our cost of revenue is attributable to an increase in the cost of the vehicles sold during the nine month period ended September 30, 2007 as compared to the comparable period in 2006.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sales, General and Administrative

Sales, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $606,945 for the nine month period ended September 30, 2007 or 1.0% of net revenue as compared to $611,572 or 1.0% of net revenue for the comparable period in 2006. There was no change between the percentage of the Company’s SGA expenses to revenue during the comparable periods.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $1,283,236 for the nine month period ended September 30, 2007 or 2.2% of net revenue compared to the comparable period in 2006 when such expenses were $1,454,321 or 2.5% of net revenue. The decrease in such expenses is attributable to decreased consulting fees we recorded in 2006. The following table shows the changes in the components our these expenses during the comparable periods.

	Nine Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2006	Change	Percent Change
Officers Salaries	$437,334	$482,334	($45,000)	-9.3%
Consulting Fees	-	$147,000	($147,000)	-100%
Interest Expense	$239,007	$213,415	$25,592	11.9%

Operating Gain (Loss)

Operating gain (or profit from operations) is calculated as our revenues less all of our operating expenses. Our operating gain for the nine month period ended September 30, 2007 was $220,030 or 0.4% of net revenue as compared to an operating gain of $480,271 or 0.8% of net revenue for comparable period in 2006, a decrease of $260,241 or 54.2%. This decrease in operating gain was primarily as a result of an increase in gross revenues which were less than the increase of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, we had cash and cash equivalents of $ 20,443 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2007, we had an outstanding balance of $ 596,192 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2007, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We Currently Have Just One Director. Our Board of Directors is currently comprised of just one member, our Chief Executive Officer William Solko. Thus, without any independent directors, conflicts of interest between the Company and our Chief Executive Officer may occur regarding issues such as executive compensation. We intend to increase the size of the Board of Directors in 2008.

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

NORTHEAST AUTO ACCEPTANCE CORP.

Date: November 14, 2007	By: /s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer