Form 10-K
period 2007-12-31
Northeast Automotive Holdings, Inc.
filed 2008-04-14
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0637308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2174 Hewlett Avenue, Merrick, New York	11566
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 377-6311

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Class A Common Stock, par value $.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on March 28, 2008 based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board was $577,115. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

The number of shares of common stock outstanding as of March 28, 2008 was 26,618,586.

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", or "Company" refer to the operations of Northeast Automotive Holdings, Inc., a Nevada corporation.

"NAAC" and “NEAA” are trademarks and service marks of Northeast Automotive Holdings, Inc. (Formerly Northeast Auto Acceptance Corp.). All other trademarks, service marks or trade names referred to in this Registration Statement on Form 10 ("Registration Statement") are the property of their respective owners. Except as otherwise required by the context, all references in this Registration Statement to (a) "we," "us," "our," the “Company” or "NEA" refer to the consolidated operations of Northeast Auto Acceptance Corp., a Florida corporation, and its wholly-owned subsidiary, Northeast Auto Acceptance Corp., a New York corporation and (b) "you" refers to prospective investors in our common stock and other readers of this Registration Statement.

PART I

Item 1.	Description of Business.

BACKGROUND

Northeast Automotive Holdings, Inc., (the “Company”), was incorporated on October 12, 2007 in the State of Nevada. Pursuant to an Agreement and Plan of Merger with Northeast Auto Acceptance Corp., a Florida Corporation (“NEAA-FL”) in November 2007, we acquired title to all property owned by NEAA-FL including its wholly owned subsidiary Northeast Auto Acceptance Corp., a New York Corporation (“NEAA-NY”). All of our operating business is currently conducted through our subsidiary,NEAA-NY, and our principal executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. Our telephone number at this address is (516) 377-6311.

OUR BUSINESS

The Company currently seeks to exploit its 12 years of experience in the wholesale automobile industry and the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicle from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest. We are involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers. We generally sell our vehicles only through established third-party auctions which act as a marketplace for used vehicles. We thus help align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

During our last audited year, which ended December 31, 2007, we had total revenue of $73,704,029 and a net (loss) of ($177,689).

We typically purchase vehicles from two types of sellers: institutional sellers and dealers. Institutional sellers include vehicle manufacturers and their captive finance arms, banks, vehicle finance companies, credit unions, other financial institutions, vehicle rental companies, commercial fleets and fleet management/licensing companies. Selling dealers include licensed franchised, independent and wholesale vehicle dealers. We deal only with wholesale sellers and buyers and do not buy from or sell to individuals. In addition, we do not purchase or sell scrap vehicles.

As a principal in each transaction, we take title to, and ownership of, the vehicles we purchase. We generally earn revenue from reselling the used vehicles to dealers in other geographic regions at a higher price than we paid to purchase the vehicles.

Our vehicles are purchased from institutional sellers and dealers located within a limited geographic area, specifically, the Northeastern United States. We currently resell all of these vehicles at wholesale vehicle auctions in the Pacific Northwest. On a weekly basis, we hire various third party automobile transporters to ship our vehicles from the East coast where they are purchased to wholesale auctions in the Pacific Northwest.

Generally speaking, we do not own a vehicle for more than an average of 14 days since our goal is to transport and then quickly sell, at a profit, the vehicles we purchase from sellers.

Although our business is not seasonal in nature, we do attempt to take advantage of how seasonal tastes affect the buying habits of consumers. For example, prior to the spring months we attempt to purchase a greater number of sport vehicles since consumer demand for sports models increases in the spring and summer months. Likewise, prior to the winter months, we attempt to purchase more SUVs to meet the greater consumer demand in the winter months. In addition, the prices of certain kinds of used vehicles fluctuate with the season. For example, the prices of SUVs rise prior to the winter months and drop after the winter ends.

INDUSTRY OVERVIEW

With calendar year 2004 sales of approximately $367 billion, used vehicles make up nearly half of the U.S. auto retail market, the largest retail segment of the economy. In calendar 2004, there were an estimated 42.5 million used vehicles sold compared with 16.9 million new vehicles, of these vehicles approximately 9,666,000 were sold at auction, according to the National Auto Auction Association. Our primary focus, late-model vehicles that are one to six years old, is estimated at approximately $265 billion in annual sales and 20 million units per year.

The demand for used vehicles purchased at auction is driven by the retail demand for used vehicles. Dealers in the United States sold approximately 29.5 million used vehicles in 2002, which accounts for approximately 69% of the total used vehicle sales in the United States. The demand for used vehicles has grown due to the increase in the number of households that have more than one vehicle, improvements by manufacturers to the quality of vehicles that have extended vehicle lifespan and made used vehicles a more attractive option for retail vehicle buyers and the affordability of used vehicles relative to new vehicles.

To satisfy this large demand for used vehicles, car dealers that sell used vehicles utilize various sources of supply to stock their inventory, including trade-ins from customers on new and used vehicle purchases, purchases from other dealers, wholesalers, individuals or other entities. It has been our experience that used vehicle dealers are increasingly relying upon wholesale used vehicle auctions, such as the auctions where we primarily sell our vehicles, as a way to purchase high quality used vehicles and this has resulted in an increase in the number of used vehicles sold annually at auctions and an increase in the attendance at auctions by used vehicle dealers.

OUR SALES AND DISTRIBUTION METHODS

We attempt to have a sales cycle of as little as ten days starting with our purchase of a vehicle, transporting it to auction, reselling it at a profit and our receipt of full payment from the buyer. On a continual basis, we purchase used vehicles in the Northeast and transport and sell them in the Pacific Northwest. In doing so, we seek to exploit a continual inefficiency in the used vehicle market. That is, the supply of high quality, late model used cars is more limited in the Pacific Northwest as compared to the Northeast, resulting in substantially higher wholesale prices. This anomaly in the used vehicle market is largely a factor of the Northeast’s larger population which results in a greater number of cars being bought, sold and leased in the Northeast. The increased number of used vehicles sold in the wholesale market in the Northeast tends to create lower wholesale prices than would be paid for the same used vehicle in the Pacific Northwest.

We purchase used vehicles from one of two broad categories of wholesale sellers: institutions and dealers. We do not purchase vehicles directly from private sellers. The majority of the vehicles we buy are purchased from institutional sellers and dealers located within a limited geographic area, specifically, the Northeastern United States. When we purchase vehicles from institutional sellers, the purchases are most commonly made utilizing a wholesale vehicle auction as a middleman, although, at times, we do purchase directly from institutional sellers.

Institutional sellers include vehicle manufacturers and their captive finance arms, banks, vehicle finance companies, credit unions, other financial institutions, vehicle rental companies, commercial fleets and fleet management/licensing companies. The vehicles we purchase from these sellers include vehicles that have come off lease, repossessed vehicles, rental and other program fleet vehicles that have reached a predetermined age or mileage at which time they are automatically repurchased by manufacturers and vehicles purchased by dealers as trade-ins from consumers. Our most important sellers are the captive finance arms of automobile manufacturers such as GMAC and Ford Motor Credit.

We also purchase cars from selling dealers which include licensed franchised, independent and wholesale vehicle dealers. Most of the vehicles we purchase from selling dealers were acquired by the dealers as trade-ins towards the purchase of a new vehicle since many new car dealers find it more efficient to sell trade-in vehicles to wholesale dealers like us than to offer the vehicles in their own used car departments.

Although our business is not seasonal in nature, we do attempt to take advantage of how seasonal tastes affect the buying habits of consumers. For example, prior to the spring months we attempt to purchase a greater number of sport vehicles since consumer demand for sports models increases in the spring and summer months. Likewise, prior to the winter months, we attempt to purchase more SUVs to meet the greater consumer demand in the winter months. In addition, the prices of certain kinds of used vehicles fluctuate with the season. For example, the prices of SUVs rise prior to the winter months and drop after the winter ends.

Our management has extensive experience in selecting used vehicles for purchase. Prior to purchase, we learn about the availability of our used vehicles being sold by institutional sellers, directly from the sellers, either via their Web sites or from lists they provide to us. We use a combination of industry guidebooks and management’s experience in determining what the proper price to bid for and purchase a used vehicle. Once we successfully bid on a vehicle, we use third party contractors to inspect the vehicles for substantial defects and we reserve the right to reject the purchase of any vehicle showing substantial defects.

Currently, we purchase vehicles, on a monthly basis, through six (6) auction houses, which each comprise over ten percent (10%) of our purchases, namely, Skyline Auto Exchange, Southern Auto Auction, ADESA Boston Auto Auction, NADE (National Auto Dealers Exchange), ADESA New Jersey Auto Auction and Manheim Auto Auction. It should be noted that we are not dependant upon any one auction house for our purchases, since in the event that any particular auction house should go out of business, the sellers utilizing such auction house would shift to other auctions. We currently utilize a revolving line of credit of up to $975,000 provided by Manheim Automotive Financial Services, Inc., an affiliate of Manheim Auto Auction, Inc. (“Manheim”). Pursuant to such line of credit, which is designed specifically for the purchase of vehicles from Manheim, we are obligated to repay each advance against the line of credit in no more than 21 days after it is advanced to the Company. The Manheim line of credit also contains several other material terms, specifically, the loan is secured against vehicles purchase with the funds, we have agreed to maintain reasonable amount of adequate cash necessary to operate our business and we have agreed not to make any material changes in our business or material change in our capital structure.

The current focus of our sales activity is the sale of our vehicles at wholesale auctions located in the Pacific Northwest. On a weekly basis, we hire various non-union, third party automobile shippers to transport our vehicles to wholesale auctions in the Pacific Northwest. We utilize the services of established third party vehicle shippers that take our vehicles from the New York metropolitan area and ship them to the Pacific Northwest on our behalf. We have non-exclusive arrangements with these shipping companies and we regularly contract with several different transporters.

The average time it takes to ship a vehicle is five days. Our shipping costs are partially dependant on the price of fuel and may rise or fall depending upon the then-current fuel costs at any point in time and as of December 31, 2007, our average cost to ship a vehicle is $1,033 per vehicle. Once our vehicles are shipped to the third party auction locations, they are cleaned and minor repairs, if necessary, are made by third party contractors who are provided by the auction houses as add-on services available to all of its sellers.

We utilize third party wholesale used vehicle auctions for almost all of our sales and they are a key element in our business. Auctions serve as a real-time independent marketplace for the industry and efficiently transfer ownership and title, administer the flow of funds between sellers and buyers of vehicles and facilitate the storing, transporting, reconditioning and selling of vehicles.

By selling at wholesale auctions, we help assure that we receive the highest possible prices for our vehicles in an efficient marketplace and we help assure that we can quickly sell the vehicles we purchase. Equally important, auctions assure payment from buyers by escrowing title until payment is received, so that the Company’s credit risk on vehicle sales is substantially reduced.

We believe that auctions are the best means of transferring ownership of used vehicles based on the short time-to-cash cycle auctions offer, the low cost of utilizing auctions as a percent of the gross market value of the vehicles placed at auction and the relative transparency of the auction process. As a result, auctions offer a large and liquid market resulting in true real time market prices for each vehicle sold.

Growth Strategy

We are pursuing strategic initiatives that are designed to capitalize on our underlying business strengths, grow our business and improve our profitability. Key elements of our growth strategy include:

Growing vehicle sales volume. We expect to grow our business by capitalizing on the increasing volume of used vehicles purchase and sold annually. We intend to increase vehicle volume from existing institutional customers and to add new accounts by increased marketing efforts and through the acquisition of smaller competitors.

Identifying new markets. We expect to expand our resale efforts from the Pacific Northwest to other geographic markets within the United States where we can identify similar market inefficiencies and where the supply of high quality, late model used vehicles is limited.

Acquisitions of Smaller Competitors. We have a large number of smaller competitors whose sales volume is less than ours, but who have established relationships with dealers with whom we do not currently do business. We plan on either acquiring one or more of these smaller competitors or entering into other relationships with such companies which allows us to take advantage of their existing relationship.

Optimizing profit per vehicle sold. In 2007, we had a net (loss) per car sold of $36.96. We plan to increase our average profit per car by up to $200 by negotiating better terms from sellers and by reducing transportation costs through greater volume commitments to shippers and through the possible utilization of railroad shipping for vehicles which are now available to us due to the larger number of vehicles that we now ship.

COMPETITIVE STRENGTHS

We believe that the following key competitive strengths are critical to our continuing success:

Experienced management team. The members of our senior management team have an average of 18 years of experience in the auto industry and have successfully grown our company to become a leader in the wholesale used vehicle market. Our management team has accomplished this by implementing a disciplined strategy of selective vehicle purchases and increasing sales. Over the past several years, our management team has demonstrated its ability to efficiently and successfully integrate both large and small acquisitions of used vehicles and has increased the number of vehicles bought and sold annually.

Established relationships with diversified customer base. Since the supply of high quality used vehicles is limited, our long standing business relationships with institutional sellers and our ability to quickly close and pay for purchases are a strong competitive advantage. We have established strong business relationships with selling dealers and institutional customers, such as vehicle manufacturers, financial institutions, rental agencies and fleet companies. Our customer base is primarily comprised of repeat customers, which allows us to reduce the amount of time required to close a purchase or sale and allows us access to dealer and institutional vehicles for sale which would not be available to less established competitors. Due to the diversity of our customer base, we do not have a major concentration of business with any one customer on either the buy or sale side of a transaction. In fact, none of sellers from which we purchase vehicles, accounts for more than 10% of our purchasing volume and no one purchaser of our vehicles accounts for 10% or more of our selling. This diversity also allows us to better withstand changes in the economy and market conditions. Our sales and marketing team seeks to foster and maintain strong relationships with our customers through frequent contact and customer service. These open lines of communication allow us to be more responsive and timely in meeting our customers' needs and goals, regardless of the size of their portfolio of vehicles.

Experienced Administrative Staff. We have developed streamlined administrative services which handle title processing and administrative paperwork resulting in lower administrative costs, greater efficiency and reduced turnaround times for vehicles we purchase and sell.

COMPETITION

All aspects of the automotive industry are highly competitive. We regularly compete for the purchase of used vehicles with small and large dealers and other wholesalers. At our auctions, we compete with numerous other sellers of used vehicles including the same types of sellers from whom we purchase vehicles.

INTELLECTUAL PROPERTY PROTECTION

We regard the protection of our service marks, trademarks and trade secrets as critical to our future success and rely on a combination of trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our services. Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future services.

GOVERNMENTAL REGULATION

In addition to the laws and regulations which apply to all businesses, our operations are subject to regulation, supervision and licensing under various state and local statutes and regulations applicable to wholesale used vehicle dealers. We are licensed by the New York State Department of Motor Vehicles as a wholesale motor vehicles dealer and by the New Jersey Department of Motor Vehicles as an automobile leasing company. The cost of compliance with all such regulations is minimal.

Since we sell automobiles and are not engaged in manufacturing, we did not spend any material amounts on compliance with environmental laws.

EMPLOYEES

As of December 31, 2007, we had seven full and part time employees, including two in Sales and Support and five in Administration. In addition, we have on-going relationships with six contactors who work as sales representatives for the Company. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

We believe that the future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales and managerial personnel, and upon the continued service of our senior management. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also employ independent contractors to support our marketing and sales organization. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

SUBSIDIARIES

We have one subsidiary, Northeast Auto Acceptance Corp., a New York corporation, which was incorporation in 1996 and is a wholly-owned subsidiary of Northeast Automotive Holdings, Inc. (Formerly Northeast Auto Acceptance Corp.), a Nevada corporation. All of our operating business is handled by our New York subsidiary and information contained herein regarding the business of the Company reflects the operating business of our New York subsidiary.

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

Control of the Company by Our Majority Stockholder. Our Chief Executive Officer, Error! Reference source not found., is the majority stockholder of the Company and owns 56.4% of the shares issued and outstanding. Accordingly, the present majority stockholder of the Company is in a position to elect all of the directors of the Company and control its policies.

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

We will be subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low, and our management anticipates that we will face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than we do.

We will compete against an ever-increasing number of investment dealers, banks, insurance companies, trust companies and others that offer investment advice and trust services. In short, the competitive landscape in which we will operate is both intense and dynamic and there can be no assurance that we will be able to compete effectively in the future.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our services.

Governmental Regulations

We have not yet received regulatory approval to provide our services. However, we will seek the necessary approvals from any governmental agencies required to conduct our business prior to commencing operations.

We will operate in a highly regulated environment and be subject to extensive supervision and examination. As a chartered trust company, we would be subject to state rules and regulations and supervision by the State Department of Banking in which we will operate.  These laws are intended primarily for the protection of clients and creditors, rather than for the benefit of investors and generally provide for and regulate a variety of matters, such as minimum capital maintenance requirements; restrictions on dividends; restrictions on investments of restricted capital; lending and borrowing limitations; prohibitions against engaging in certain activities; periodic examinations by the office of the Department of Banking Commissioner; furnishing periodic financial statements to the Department of Banking Commissioner; fiduciary record-keeping requirements; and sometimes prior regulatory approval for certain corporate events (such as mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company).

We may also be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to the related regulations, insofar as we are a “fiduciary” under ERISA with respect to some of our clients. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA or who provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients.

We may also be subject to other regulatory agencies including the Securities and Exchange Commission.  Our failure to comply with any of these regulatory requirements could have a material adverse effect on us.

Item 2.	Description of Property.

Our executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. The Company rents office space on a month-to-month basis. Rent expense was approximately $7,200 for 2007. At December 31, 2007, future minimum lease payments were $2,800 for 2008. We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.	Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is currently quoted on the Over the Counter Bulletin Board (“OTC BB”) under the symbol NEAH. There is a limited trading market for our common stock. On March 17, 2008, the current bid price of our common stock was $0.031, and the current offer price was $0.06.

Price Range of Common Stock

Our common stock is quoted by Over the Counter Bulletin Board under the symbol “NEAH”. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Over the Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year Ended December 31, 2007:
First Quarter	$0.045	$0.022
Second Quarter	$0.045	$0.033
Third Quarter	$0.03	$0.03
Fourth Quarter	$0.09	$0.028
Year Ended December 31, 2006:
Second Quarter	$0.18	$0.06
Third Quarter	$0.08	$0.06
Fourth Quarter	$0.06	$0.015

On March 28, 2008, the last sales price of our common stock was $0.06.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2007 and 2006 is derived from our consolidated financial statements that have been audited by Kempisty and Company, Certified Public Accountants, PC, our independent registered public accounting firm. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

Item 7.	Management’s Discussion and Analysis or Plan of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The matters discussed in this registration statement contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences are discussed in this section and elsewhere in this registration statement.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Registration Statement. The matters discussed in this Registration Statement contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Affecting Our Business, Operating Results, and Financial Condition" as well as those discussed in this section and elsewhere in this Registration Statement.

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

We monitor our performance as a business using a number of measures that are not found in our consolidated financial statements. Most specifically, we measure the total number of vehicle we purchase and sell in each year and use that as an indicator of our growth. We believe that improvement in this metric will result in improvements in our financial performance over time and we use this metric as a measure of operating performance in addition to net income and the other measures included in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities. A summary of our significant accounting policies is more fully described in Note 2 to our consolidated financial statements included elsewhere in this Registration Statement.

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and that involve difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The estimates are based on historical experience and on various assumptions about the ultimate outcome of future events. Our actual results may differ from these estimates in the event unforeseen events occur or should the assumptions used in the estimation process differ from actual results.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). All of our revenue is generated from the sales of used vehicles. We recognize revenue only when one of vehicles is sold at auction to a buyer and upon the occurrence of either the title being transferred or when buyer assumes the responsibility of ownership such as the risk of loss.

Allowance for Doubtful Accounts

All of our vehicles are sold through wholesale auctions houses. The terms of the auction sales require that payment be received by the seller prior to the title being transferred to the purchaser. Thus, we receive payment upon the sale of each vehicle and therefore, we do not maintain an allowance for doubtful accounts on our financial statements.

Income Taxes

We account for income taxes in accordance with the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board ("FASB"). Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Inventory

Inventory is stated at the lower of cost or market using the specific identification basis. Since we generally only own vehicles in our inventory for less than 14 days, we do not have to estimate the realizability of our inventory since it is generally 100% sold within 14 days.

Stock-Based Compensation

We do not maintain share-based incentive plans for our employees and have not granted any stock as compensation.

Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

Interest Rate Risk

Our anticipated operations are expected to be leveraged and sensitive to the difference between the interest rates we pay for borrowed funds and the interest rates we charge in our lending operations. Our potential exposure to interest rate risk arises primarily from changes in prime lending rates of commercial banks, which are in turn impacted by the policies and practices of the United States Federal Reserve Board, among other things.

Item 8.	Financial Statements and Supplementary Data

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Northeast Automotive Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Northeast Automotive Holdings, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Auto Acceptance Corp. at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 9, 2008

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$328,658	$188,037
Inventory (Note 4)	4,804,127	3,656,059
Accounts receivable (Note 3)	829,498	695,181
Total Current Assets	5,962,283	4,539,277

Equipment, net (Note 5)	23,464	-
Other assets (Note 6)	26,153	39,491

TOTAL ASSETS	$6,011,900	$4,578,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$298,168	$263,650
Note payable to bank (Note 7)	100,000	100,000
Credit line	849,842	160,480
Demand loans payable (Note 7)	1,816,576	1,307,331
Credit card loan payable (Note 7)	173,299	155,848
Due to stockholders (Note 7)	1,605,707	1,201,996
Accrued expenses (Note 15)	361,367	375,760
Payroll taxes withheld and accrued	152,645	181,718
Total Current Liabilities	5,357,604	3,746,783

Commitments and contingencies (Note 12)	-	-

Stockholders' Equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, .0001 par value, 300,000,000 shares authorized, 26,618,586 shares
issued and outstanding as of December 31, 2007 and December 31, 2006	2,662	3,457,917
Additional Paid in Capital	3,455,255	-
Deficit	(2,802,445)	(2,624,756)
	655,472	833,161
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)

Total Stockholders' Equity	654,296	831,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,011,900	$4,578,768

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Net sales	$73,704,029	$71,317,892	$60,993,353

Cost of sales	72,124,063	69,397,697	59,124,774

Gross profit	1,579,966	1,920,195	1,868,579

Operating expenses:
Officers salaries	612,090	634,022	524,738
Consulting fees	-	148,556	48,971
Stock based consulting fees	-	-	756,794
Interest expense	333,559	284,633	642,982
Selling, general and administrative	825,454	817,601	1,032,799
Total operating expenses	1,771,103	1,884,812	3,006,284

Profit (Loss) from operations	(191,137)	35,383	(1,137,705)

Interest Income	1,848	431	-

Profit (Loss) before income taxes	(189,289)	35,814	(1,137,705)

Income taxes (Note 11)	(11,600)	(1,169)	7,414

Net profit (loss)	$(177,689)	$36,983	$(1,145,119)

Net loss per share basic and diluted	$(0.01)	$0.00	$(0.05)

Weighted average number of shares outstanding	26,618,586	26,618,586	25,402,541

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(177,689)	$36,983	$(1,145,119)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	426	2,309	4,189
Stock issued for consulting fees	-	-	756,794
Stock issued for interest	-	-	5,411
Beneficial conversion feature on interest	-	-	440,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(134,317)	(100,381)	(594,800)
(Increase) decrease in inventory	(1,148,068)	(1,022,300)	309,801
(Increase) decrease in other assets	13,338	150,409	(79,590)
Increase (decrease) in accounts payable	34,518	116,003	(62,043)
Increase (decrease) in accrued expenses	(2,403)	(95,742)	-
Increase (decrease) in payroll taxes	(41,063)	70,702	(33,218)
Total adjustments	(1,227,569)	(879,000)	746,544
CASH USED BY OPERATING ACTIVITIES	(1,455,258)	(842,017)	(398,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(23,890)	(2,309)	(4,189)
CASH USED BY INVESTING ACTIVITIES	(23,890)	(2,309)	(4,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	8,846,708	8,767,633	-
Repayment of line of credit	(8,157,346)	(8,607,153)	-
Proceeds of stockholders loans	465,544	142,178	142,460
Repayment of stockholders loan	(61,833)	(118,408)	(60,110)
Proceeds of demand loans	517,245	491,030	877,025
Repayment of demand loans	(8,000)	(239,469)	(5,730)
Proceeds/(Repayments) on credit card loan	17,451	60,018	(89,786)
CASH PROVIDED BY FINANCING ACTIVITIES	1,619,769	495,829	863,859

NET INCREASE (DECREASE) IN CASH	140,621	(348,497)	461,095

CASH
Beginning of year	188,037	536,534	75,439

End of year	$328,658	$188,037	$536,534

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$6,960	$50,944
Interest payments	$333,559	$284,633	$185,107

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	No Par Value		Additional		Treasury
	Shares	Amount	Paid In Capital	Deficit	Stock	Totals
Balances at January 1, 2005	23,186,886	$1,614,706	$-	$(1,516,620)	$(1,176)	$96,910

Common stock issued for consulting fees	2,428,000	897,800		-	-	897,800

Common stock issued for conversion of note	1,000,000	500,000		-	-	500,000

Common stock issued for interest payable	3,700	5,411		-	-	5,411

Beneficial conversion feature on convertible note	-	440,000		-	-	440,000

Net (Loss)	-	-		(1,145,119)	-	(1,145,119)

Balances at December 31, 2005	26,618,586	3,457,917	-	(2,661,739)	(1,176)	795,002

Net Profit	-	-		36,983	-	36,983

Balances at December 31, 2006	26,618,586	3,457,917		(2,624,756)	(1,176)	831,985

Reincorporation		(3,455,255)	3,455,255

Net (Loss)	-	-		(177,689)	-	(177,689)

Balances at December 31, 2007	26,618,586	$2,662	$3,455,255	$(2,802,445)	$(1,176)	$645,296

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND NATURE OF BUSINESS

Northeast Automotive Holdings, Inc. (the “Company") (“Northeast”) was incorporated in Nevada in 2007. Northeast Auto Acceptance Corp-FL (“NE-FL”) was incorporated in New York in July 1991 under the name of Catadyne Corporation that was reincorporated in Florida on February 1, 1996. On December 7, 2007 NE-FL merged into Northeast.

On January 14, 2004, NE-FL issued 200,000 shares of its common stock to Northeast Auto Acceptance Corp (a New York corporation) (“NAAC-NY”) when the Company had 181,886 shares outstanding as consideration for the acquisition of NAAC-NY. NAAC-NY, a New York corporation, formed in 1996. NAAC-NY buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the Pacific Northwest.

On March 4, 2004, the Company acquired NAAC-NY the accounting acquirer and to change its name to Northeast Auto Acceptance Corporation. Catadyne Corporation, the legal acquirer, was a non-operating public shell corporation at the time of the transaction.

Also on March 4, 2004, the Company issued its two officer/shareholders 17,000,000 shares of common stock in exchange for (a_ $100,000 as part of the acquisition of NAAC-NY by reducing a loan payable to the officers by this amount and (b) the 200 shares of NAAC-NY they owned, which were all of the shares of NAAC-NY issued and outstanding at the time. Effectively, Mr. William Solko, the new President and sole Director owns more than 50% of the voting Common Stock and can pass any item that is subjected to approval of a stockholders vote.

REINCORPORATION

Effective December 17, 2007, the Company reincorporated under the laws of the State of Nevada as Northeast Automotive Holdings, Inc., Pursuant to a Plan and Agreement of Merger, Northeast Auto Acceptance Corp. (a Florida corporation) was merged into Northeast Automotive Holdings, Inc., a Nevada corporation formed for the purpose of reincorporation. The reincorporation merger was approved by the Company’s Board of Directors and a majority of the shareholders by written consent on October 18, 2007. The shareholders also approved an increase in the authorized capital to 310,000,000 shares, consisting of 300,000,000 shares of common stock, and 10,000,000 shares of preferred stock, each with a par value of $0.0001.

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

Inventory

Inventory is stated at the lower of cost or market using the specific identification basis.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company buys used autos and recognizes revenue when it resells them and title is transferred to the buyer. The costs of the auto, any fees charged, and any repair costs are included in the costs of sales. The Company is the owner of the vehicle until the sale is complete and as such has all risks inherent with such ownership.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which includes an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2007	2006

Accounts receivable-trade	$829,498	$695,187

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded since most all receivables are collected within 14 to 23 days. The Company has not had any unpaid receivables in the past five years.

Note 4- INVENTORIES

Inventory consists of the following:

	December 31,	December 31,
	2007	2006

Automobiles purchased for resale	$4,804,127	$3,656,059

Inventory is stated at the lower of cost or market using the specific identification basis.

The inventory is valued by comparing the total cost of the vehicle to our net realizable value at the time of sale or to the “Blue Book” value for unsold vehicles. The lower of these is used to price the inventory. Our experience has been that costs are usually equal to or lower than our net realizable value or the “Blue Book” value. Since our inventory is usually turned over in a short time, our pricing is not sensitive to wide deviations from the actual results. The Company has not had to make revisions to it’s pricing of inventory as a result of deviations from actual results.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-EQUIPMENT

The following is a summary of equipment:

	December 31,	December 31,
	2007	2006
Equipment	$4,243	$4,243
Office Equipment	4,327	4,327
Office Furniture	25,148	1,258
Leasehold Improvements	2,700	2,700
Total	$36,418	$12.528
Less: accumulated depreciation	(12,954)	(12,528)
	$23,464	-

Note 6 - OTHER ASSETS

	December 31,	December 31,
	2007	2006
Other assets consists of the following:

Prepaid federal corporate taxes	$-	$29,980
Prepaid state corporate taxes	16,011	7,711
Security deposit	1,800	1,800
	$17,811	39,491

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- NOTES AND LOANS PAYABLE

Notes and loans payable are as follows:

	December 31, 2007	December 31, 2006

Line of credit (On October 4, 2004, the Company was approved for a line of credit of $975,000, as an inventory financing ("Floor Plan") loan with interest set at 2% above the Wall Street Journal Prime rate. The agreement requires any advances to be repaid for a vehicle on the earliest of forty eight (48) hours from the time of sale or within twenty four (24) hours from the time the Company receives payment by or on behalf of the purchase of such vehicle or demand. The agreement is personally guaranteed by the officers and their respective spouses. The collateral for the loan is any vehicle owned by the Company) The agreement does not have any other restrictive covenants.

	$849,842	$160,480
Note payable bank (Note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders). Interest is paid monthly on account)	100,000	100,000

9% $250,000 convertible demand note is dated December 19, 2005 The 9% $150,000 convertible demand note is dated August 23, 2004. Interest is payable when the notes are paid. Each of these notes are convertible at $0.25 a share.	700,000	400,000

9% unsecured demand notes payable	1,116,576	907,331

Loans payable-credit cards payable (Credit cards payable are unsecured, pay interest from 8.24% to 12.25% per annum and are payable in monthly installments)	173,299	155,848

Due to stockholders (The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment)	1,605,707	1,201,996

Total notes and loans payable	$3,695,582	$2,765,175

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- NOTES AND LOANS PAYABLE (Continued)

There are no restrictions on additional borrowings, obligations to maintain minimum working capital or restrict dividends in our current credit facilities.

Note 8-COMMON STOCK

In January 2005 the Company issued 2,200,000 shares of its common stock to a consultant valued at $704,000, valued at $0.32 per share. This was charged to expense in 2005.

In February 2005, the Company increased its authorized shares from 10,000,000 common shares, no par value, to 100,000,000 common shares, no par value, and 1,000,000 preferred shares, no par value.

In December, 2004, an investor, who wanted to invest $500,000 to purchase common stock, could not do so due to the over issuance referred to above.

On February 17, 2005, the Company received $500,000 from such investor for a $500,000 face value, 5% convertible note convertible into the Company's no par value common stock at $0.50 per share, upon the Company amending its articles of incorporation to increase the authorized common shares to 100,000,000. On March 16, 2005 the Company filed its Amended and Restated Articles of Incorporation with the State of Florida and converted the note into 1,000,000 shares of its common stock. The Company recorded $440,000 in interest expense for the beneficial conversion feature on this convertible note.

In May 2005 the Company issued 1,000,000 shares of its common stock to convert a $500,000 convertible note, valued at $0.50 per share and issued 3,500 shares of the common stock for $5,411 in interest expense, valued at $1.55 per share (the market price of the stock when issued).

In July and August 2005 the Company issued 228,000 shares of its common stock to two consultants valued at $193,800, the market value at the date of the contracts, valued at $0.85 per share. Of this amount $141,006 was prepaid for 2006 and $52,794 was charged to expense in 2005.

Note 9- RELATED PARTY TRANSACTION

During 2007, 2006 and 2005, the Company paid $120,000, $150,000 and $150,000, respectively to William Solko's wife as a salary.

Note 10- PROFIT OR LOSS PER COMMON SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $576,000 at December 31, 2007, $398,000 at December 31, 2006, and $434,000 at December 31, 2005.. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2023. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s tax provision were as follows:

	2007	2006	2005

Current income tax (benefit) expense	$(68,000)	$13,000	$13,000

Deferred income tax expense (benefit)	68,000	(13,000)	(13,000)
	$-	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2007 and 2006:

	2007	2006	2005

Tax expense (benefit) at Federal rate (34%)	$(57,000)	$11,000	$11,000
State and local income tax, net of Federal benefit	(1!,000)	2,000	2,000
Effect of timing difference	-	-	-

Change in valuation allowance	68,000	(13,000)	(13,000)

Net income tax (benefit) allowance	$-	$-	$-

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:

	December 31,	December 31,	December 31,
	2007	2006	2005

Deferred tax asset from loss carry forward	$218,000	$150,000	$163,000

Valuation allowance	(218,000)	(150,000)	(163,000)
Net deferred tax assets	$0	$0	$0

The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2007.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.

Note 12-COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations. Rent expense was approximately $ 7,547 for 2007, $7,500 for 2006, and $11,700 for 2005.

Note 13-SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION

The Company issued common stock as follows:

For the year ended December 31, 2005:

•
On January 3, 2005, 2,200,000 shares of the Company’s common stock were issued for $704,000 of consulting services performed by an unrelated party. The value of the transaction was determined by the closing market price of the stock on the date of issue.

•
On February 17, 2005 1,000,000 shares of the Company’s stock was issued for $500,000 of a convertible note. As part of this conversion the Company also recognized $440,000 of interest expense related to the beneficial conversion feature on the convertible note. The value of the transaction was determined by the closing market price of the stock on the date of issue.

•
On February 17, 2005, 3,700 shares of the Company’s common stock were issued to pay $5,411 of interest. The value of the transaction was determined by the closing market price of the stock on the date of issue.

•
On July 1, 2005, 200,000 shares of the Company’s common stock were issued for $170,000 of consulting services performed by an unrelated party. The value of the transaction was determined by the closing market price of the stock on the date of issue.

•
On August 1, 2005, 28,000 shares of the Company’s common stock were issued for $23,800 of consulting services performed by an unrelated party. The value of the transaction was determined by the closing market price of the stock on the date of issue.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $3,656,059 at December 31, 2006, $2,633,759 at December 31, 2005, $2,943,560 at December 31, 2004, which represents management's estimate of its net realizable value which approximate market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

The Company has not experienced any significant write-downs or write-offs of inventory over the last three years.

The realizability of the inventory at the end of each reporting period is determined by management based upon the sales prices received for the auto sold in the ensuing 30-day period from the end of the reporting period.

Note 15- ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2007	2006

Interest	89,921	67,437
Auto Conditioning and Repair	79,436	-
Transportation	122,147	186,755
Commissions	10,236	8,036
Professional fees	45,000	44,000
Other expenses	14,627	69,532
	$361,367	$375,760

Note 16- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable, accrued expenses and loans payable approximates their fair value at December 31, 2007 due to the relatively short-term nature of these instruments.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

William Solko	38	President, Chief Executive Officer, Chairman	December 2004

Michael Shaw	38	Vice President	December 2004

Marsha Solko	38	Director of Administration	December 2004

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

William Solko

President, Chief Executive Officer and Director. Mr. Solko has served as President, Chief Executive Officer and Director of the Company since the acquisition of our Northeast Auto Acceptance (NY) subsidiary. He founded our Northeast Auto Acceptance (NY) subsidiary in 1995. Mr. Solko has over 21 years of experience in the automobile industry including over 18 years of experience in commercial automobile buying. Prior to forming the Company, from 1993 to 1995, Mr. Solko was employed as a buyer for two public automobile auction companies in the Chicago area. Mr. Solko attended The State University of New York at New Paltz.

Michael Shaw

Vice President. Mr. Shaw has more than 11 years of experience in automotive sales. Prior to joining our Northeast Auto Acceptance (NY) subsidiary in 1995, Mr. Shaw operated his own used vehicle sales operation.

Marsha Solko

Director of Administration. Ms. Solko has held this position since the formation of the Company’s Northeast Auto Acceptance subsidiary in 1994. Her primary responsibility is to oversee the day to day operations of the company. In her supervisory role, she is responsible for the monitoring of accounts payables and receivables, daily cash flows, as well as handling vehicle title issues. Ms. Solko has over 19 years experience in the automobile industry, having held the position of bookkeeper and office manager for several vehicle dealerships during that time.

BOARD OF DIRECTORS

Our Board of Directors currently has only one member, William Solko, our President and Chief Executive Officer. Pursuant to our By-Laws, our Board may be expanded, from time to time, to include up to seven directors. All directors hold office until the next annual meeting of shareholders following their election or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors. We may adopt provisions in our By-laws and/or Articles of Incorporation to divide the board of directors into more than one class and to elect each class for a certain term. These provisions may have the effect of discouraging takeover attempts or delaying or preventing a change of control of the Company.

BOARD COMMITTEES

The Board of Directors does not have any committees.

DIRECTORS’ COMPENSATION

Directors who are also employees of the Company receive no compensation for serving on the Board of Directors. We do not have any directors who are not employees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

William Solko and Marsha Solko are husband and wife. No other family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 11.	Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Compensation of Executive Officers (continued)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Totals ($)

William Solko President, Chief	2007	$339,511	-0-	-0-	-0-	-0-	-0-	-0-	$339,511
Executive Officer
Michael Shaw, Vice President	2007	272,579	-0-	-0-	-0-	-0-	-0-	-0-	$272,579
Marsha Solko, Director of Administration	2007	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 7, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Class A Common Stock	William Solko (1) Michael Shaw (1)	15,000,000 2,000,000	56.4 7.5	% %

(1)
Unless otherwise indicated in the footnotes to the table, (1) the individuals listed have sole voting and sole investment control with respect to the shares they beneficially own and (2) the address of each beneficial owner listed is c/o the Company, 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566.

(2)	Based on 100,000,000 shares of Class A Common Stock authorized, 26,618,586 shares issued and outstanding.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $30,000.00 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal year ended December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

Audit Related Fees

For our fiscal year ended December 31, 2007, we were not billed for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

Item 15.	Exhibits.

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Information Statementfiled on November 8, 2007

3.2	Bylaws	Incorporated by reference to Information Statement filed on November 8, 2007

14.1	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer

Date:	April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer	April 14, 2008
WILLIAM SOLKO