Form 10-Q
period 2008-03-31
Northeast Automotive Holdings, Inc.
filed 2008-05-15
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Commission file number:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2008: 16,618,586 shares of common stock

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited):

The financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10 -K for the year ended December 31, 2007.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	(unaudited)
Current Assets:
Cash	$538,343	$328,658
Inventory (Note 4)	4,544,619	4,804,127
Accounts receivable	659,001	829,498
Total Current Assets	5,741,963	5,962,283

Equipment, net (Note 5)	25,960	23,464
Other assets (Note 6)	16,511	26,153

TOTAL ASSETS	$5,784,434	$6,011,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$324,725	$298,168
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	471,005	849,842
Demand loans payable (Note 7)	1,873,790	1,816,576
Credit Card loan payable (Note 7)	193,154	173,299
Due to stockholders (Note 7)	1,832,316	1,605,707
Accrued expenses	296,731	361,367
Payroll taxes withheld and accrued	14,734	152,645
Total Current Liabilities	5,106,455	5,357,604

Commitments and contingencies (Note 12)	-	-

Stockholders' equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, .0001 par value, 300,000,000 shares authorized, 26,618,586 shares issued and outstanding March 31, 2008and December 31, 2007	2,662	2,662
Additional Paid in Capital	3,455,255	3,455,255
Deficit	(2,778,762)	(2,802,445)
	679,155	655,472
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	677,979	654,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,784,434	$6,011,900

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)

Net sales	$18,259,490	$20,410,755

Cost of sales	17,809,106	19,813,047

Gross profit	450,384	597,708

Operating expenses:
Officers salaries	121,688	162,823
Interest expense	89,698	79,548
Selling, general and administrative	214,014	223,145
Total operating expenses	425,400	465,516

Profit (Loss) from operations	24,984	132,192

Interest Income	-	-

Income taxes (Note 11)	1,300	14,542

Net profit (loss)	$23,684	$117,650

Net loss per share basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding	26,618,586	26,618,586

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$23,684	$117,650
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	851	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	170,497	(693,433)
(Increase) decrease in inventory	259,508	222,664
(Increase) decrease in other assets	9,642	6,439
Increase (decrease) in accounts payable	26,557	35,855
Increase (decrease) in accrued expenses	(64,636)	266,743
Increase (decrease) in payroll taxes	(137,911)	(165,014)
Total adjustments	263,657	(326,746)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	288,192	(209,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,347)	-
CASH USED BY INVESTING ACTIVITIES	(3,347)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	2,196,833	2,271,735
Repayment of line of credit	(2,575,670)	(2,080,330)
Proceeds of stockholders loans	246,293	170,931
Repayment of stockholders loan	(19,685)	(28,685)
Proceeds of demand loans	257,214	112,245
Repayment of demand loans	(200,000)	-
Proceeds/(Repayments) on credit card loan	19,855	(1,916)
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(75,160)	443,980

NET INCREASE (DECREASE) IN CASH	209,685	234,884

CASH
Beginning of year	328,658	188,037

End of period	$538,343	$422,921

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$89,698	$79,548

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three Months Ended March 31, 2008 and 2007 are unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the United States.

NAME CHANGE OF THE COMPANY

The Board of Directors of Northeast Auto Acceptance Corp. (the “Company”) approved the Merger of the Company, a Florida Corporation with Northeast Automotive Holdings, Inc., a Nevada Corporation. Pursuant to an Information Statement filed on November 8, 2007 with the Securities and Exchange Commission, Northeast Automotive Holdings, Inc. executed an Agreement and Plan of merger with the Company, with Northeast Automotive Holdings, Inc. being the surviving entity. The purpose of this merger was to change the legal domicile of the Company from Florida to Nevada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or market.

Depreciation

The cost of equipment is depreciated over the estimated useful lives of the related assets of five years, and 7 years for furniture and fixtures.

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

Recently Issued Accounting Standards

Recently issued accounting standards adopted by the Company during 2008 and 2007 did not have an impact on its consolidated results of operations, financial position or cash flows.

Interim Financial Information

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the entire year.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three Months Ended March 31, 2008 and 2007 are unaudited)

NOTE 3 - ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2008	2007

Accounts receivable	$659,001	$829,498

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded.

NOTE 4 - INVENTORIES

Inventory consists of the following:	March 31,	December 31,
	2008	2007

Automobiles purchased for resale	$4,544,619	$4,804,127

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 - OFFICE EQUIPMENT

The following is a summary of equipment:	March 31,	December 31,
	2008	2007
Equipment	$4,243	$4,243
Office equipment	7,673	4,327
Office furniture	25,148	25,148
Leasehold improvements	2,700	2,700
Total	39,764	36,418
Less: Accumulated depreciation	(13,804)	(12,954)
	$25,960	$23,464

NOTE 6 - OTHER ASSETS

Other assets consists of the following:	March 31,	December 31,
	2008	2007
Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	14,711	24,353
Security deposit	1,800	1,800
	$16,511	$26,153

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three Months Ended March 31, 2008 and 2007 are unaudited)

NOTE 7 - NOTES AND LOANS PAYABLE

	March 31,	December 31,
	2008	2007
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
	$471,005	$849,842

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

9% convertible demand notes -The 9% convertible demand notes in the amounts of $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, are convertible at $0.25 per share. Interest is payable monthly.	700,000	700,000

9% unsecured demand notes payable. Interest is payable monthly.	1,173,790	1,116,576

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	193,154	173,299

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	1,832,316	1,605,707
	$4,470,265	$4,545,424

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 and March 31, 2007, the Company paid $20,000 and $40,000 respectively to the President's wife for administrative services.

NOTE 9 - INCOME (LOSS) PER COMMON SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

NOTE 10 - OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $4,544,619 as of March 31, 2008, which represents management's estimate of its net realizable value which approximates market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

NOTE 11- SUBSEQUENT EVENTS

DEBT EXCHANGE

On April 22, 2008 a Debt Exchange Agreement (“Agreement”) was entered into between Northeast Automotive Holdings, Inc. (the “Company” or “NEAH”) and William Solko (the “Holder”). The Agreement calls for the Holder to waive, release, forgive and cancel a portion of the debt in the amount of $100,000 owed to the Holder by the Company. In addition, in consideration for this Agreement, the Holder hereby agrees to cancel 10,000,000 of the Holders’ 15,000,000 Common Shares.

In exchange and in consideration for the cancellation of the 10,000,000 Common Shares and forgiveness of the $100,000 of Debt, NEAH will issue to the Holder 10,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”).

Each share of the Series A Preferred carries with it (i) voting rights equal to 30 times the number of Common Stock votes, (ii) no dividends, (iii) liquidation preference equal to eight times the sum available for distribution to Common Stock holders, (iv) automatically convert after three years to one (1) common share, (v) not be subject to reverse stock splits and other changes to the common stock capital of the Company, and (vi) convertible at the option of the holder after forty-five (45) days.

STOCK SPLIT

The Board of Directors and Shareholders have voted and approved a 1-for-30 reverse share split (the “Reverse Stock Split”) of the common stock of the Corporation, $0.001 par value per share (the “Common Stock”).

Pursuant to Rule 14c-2 under the Exchange Act, the reverse stock split shall not be effective until a date at least twenty (20) days after the date on which a definitive schedule 14c-2  has been mailed to the Stockholders. No adjustment has been made in the financial statements for the reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10-K for the fiscal year ended December 31, 2007, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

For the Three Months Ended March 31, 2008 and March 31, 2007

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended March 31, 2008 and March 31, 2007.

	Three Months ended March 31,
	2008	2007
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	97.5%	97.1%
Gross profit	2.5%	2.9%

Sales, general and administrative expenses	1.2%	1.1%
Other operating expenses	1.2%	1.2%
Total operating expenses	2.4%	2.3%
Profit Loss from operations	0.1%	0.6%

Revenues

Revenue for the three month period ended March 31, 2008 were $18,259,490 a decrease of $2,151,265 or 10.5 % as compared to revenues for the three month period ended March 31, 2007 of $20,410,755. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2008 over 2007. Specifically, in the three month period ended March 31, 2008 we sold 1,215 vehicles at an average sales price of $15,028 as compared to 1,414 vehicles at an average sales price of $14,435 during the comparable period in 2007.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $17,809,106 or 97.5% of net revenues during the three month period ended March 31, 2008 as compared to $19,813,047 or 97.1% for the comparable period in 2007, a decrease of $2,003,941 or 10.1%. Thus, our gross margin was 2.5% for the three month period ended March 31, 2008 as compared to 2.9% for the comparable period in 2007. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended March 31, 2008 as compared to the comparable period in 2007.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $214,014 for the three month period ended March 31, 2008 or 1.2% of net revenue as compared to $223,145 or 1.1% of net revenue for the comparable period in 2007, a decrease in such expenses of $9,131 or 4.1% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries and interest was $211,386 for the three month period ended March 31, 2008 or 1.2 % of net revenue compared to the comparable period in 2007 when such expenses were $242,371 or 1.2% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2008. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month Period Ended March 31, 2008	Three Month Period Ended March 31, 2007	Change	Percent Change
Officers Salaries	$121,688	$162,823	($41,135)	(25.3%)
Interest Expense	$89,698	$79,548	$10,150	12.8%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the three month period ended March 31, 2008 was $24,984 or 0.1% of net revenue as compared to an operating gain of $132,192 or 0.6% of net revenue for comparable period in 2007, a decrease of $107,208. This decrease in operating gain was primarily as a result of a decrease in gross revenues which was greater than the increase of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, we had cash and cash equivalents of $538,343 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2008, we had an outstanding balance of $471,005 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of March 31, 2008, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our Availability to Capital May Vary. Changes in the availability or cost of capital and working capital financing, including the availability of long-term financing to support development of the Company, could adversely affect the company’s growth and operating strategies. Further, the Company’s current credit facilities contain certain financial covenants and the Company’s future credit facilities may contain covenants and/or performance triggers. Any failure by the Company to comply with these covenants and/or performance triggers could have a material adverse effect on the Company’s business.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: May 14, 2008	By:	/s/ William Solko
William Solko, Chief Executive Officer and Chief Financial Officer