Form 10-Q
period 2008-06-30
Northeast Automotive Holdings, Inc.
filed 2008-08-14
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the Registrant’s common stock as of June 30, 2008 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash	$1,172,824	$328,658
Inventory (Note 4)	3,631,386	4,804,127
Accounts receivable	396,278	829,498
Total Current Assets	5,200,488	5,962,283

Equipment, net (Note 5)	24,255	23,464
Other assets (Note 6)	16,511	26,153

TOTAL ASSETS	$5,241,254	$6,011,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$431,779	$298,168
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	280,221	849,842
Demand loans payable (Note 7)	1,873,790	1,816,576
Credit Card loan payable (Note 7)	35,000	173,299
Due to stockholders (Note 7)	1,741,238	1,605,707
Accrued expenses	291,999	361,367
Payroll taxes withheld and accrued	11,479	152,645
Total Current Liabilities	4,765,506	5,357,604

Commitments and contingencies (Note 12)	-	-

Stockholders' equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding June 30, 2008 and 0 shares issued and outstanding December 31, 2007	1,000	-
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding June 30, 2008 and 887,285 shares issued and outstanding December 31, 2007	554	887
Additional Paid in Capital	3,556,363	3,457,030
Deficit	(3,080,993)	(2,802,445)
	476,924	655,472
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	475,748	654,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,241,254	$6,011,900

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$13,679,407	19,162,353	31,938,897	39,573,108

Cost of sales	13,625,613	18,819,033	31,434,719	38,632,080

Gross profit	53,794	343,320	504,178	941,028

Operating expenses:
Officers salaries	79,756	129,756	201,444	292,579
Interest expense	87,093	74,489	176,791	154,037
Selling, general and administrative	189,177	167,419	403,191	390,564
Total operating expenses	356,026	371,664	781,426	837,180

Profit (Loss) from operations	(302,232)	(28,344)	(277,248)	103,848

Interest Income	-	-	-	1,848

Income taxes (Note 11)	-	(5,115)	1,300	9,427

Net profit (loss)	$(302,232)	(23,229)	(278,548)	96,269

Net profit (loss) per share basic and diluted	$(0.55)	(0.03)	(0.50)	0.11

Weighted average number of shares outstanding	554,017	887,285	554,017	887,285

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(278,548)	$96,269
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	2,556	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	433,220	70,025
(Increase) decrease in inventory	1,172,741	(863,967)
(Increase) decrease in other assets	9,642	35,274
Increase (decrease) in accounts payable	133,611	301,270
Increase (decrease) in accrued expenses	(69,368)	174,614
Increase (decrease) in payroll taxes	(141,166)	(165,058)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,262,688	(351,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,347)	-
CASH USED BY INVESTING ACTIVITIES	(3,347)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	3,586,106	4,511,552
Repayment of line of credit	(4,155,727)	(4,457,803)
Proceeds of stockholders loans	480,425	170,931
Repayment of stockholders loan	(244,894)	(50,503)
Proceeds of demand loans	257,214	417,245
Repayment of demand loans	(200,000)	(8,000)
Repayment on credit card loan	(138,299)	(2,925)
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(415,175)	580,497

NET INCREASE (DECREASE) IN CASH	844,166	228,924

CASH
Beginning of period	328,658	188,037

End of period	$1,172,824	$416,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$176,791	$154,037

SUPPLEMENTAL FINANCE AND INVESTMENT INFORMATION
Conversion of debt to preferred stock	$100,000	$-

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months Ended June 30, 2008 and 2007 are unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Non-controlling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

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

Recently Adopted Accounting Pronouncements

In[MSOffice1]  September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

Interim Financial Information

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the entire year.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months Ended June 30, 2008 and 2007 are unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

	June 30,	December 31,
	2008	2007

Accounts receivable	$396,278	$829,498

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded.

NOTE 4 – INVENTORIES

Inventory consists of the following:	June 30,	December 31,
	2008	2007

Automobiles purchased for resale	$3,631,386	$4,804,127

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 – OFFICE EQUIPMENT

The following is a summary of equipment:	June 30,	December 31,
	2008	2007
Equipment	$4,243	$4,243
Office equipment	7,673	4,327
Office furniture	25,148	25,148
Leasehold improvements	2,700	2,700
Total	39,764	36,418
Less: Accumulated depreciation	(15,509)	(12,954)
	$24,255	$23,464

NOTE 6 – OTHER ASSETS

Other assets consists of the following:	June 30,	December 31,
	2008	2007
Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	14,711	24,353
Security deposit	1,800	1,800
	$16,511	$26,153

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months Ended June 30, 2008 and 2007 are unaudited)

NOTE 7 – NOTES AND LOANS PAYABLE

	June 30, 2008	December 31, 2007
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
	$280,221	$849,842

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

Convertible demand notes - The convertible demand notes in the amounts of $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, earn interest at the rate of 9% through May 31, 2008, and at the rate of 7% thereafter, The notes are convertible at $0.25 per share. Interest is payable monthly.	700,000	700,000

Unsecured demand notes payable. Earn interest at the rate of 9% through May 31, 2008 and at the rate of 7% thereafter. Interest is payable monthly.	1,173,790	1,116,576

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	35,000	173,299

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum through May 31,2008 and 7% thereafter, are subordinated to the bank loan and have no specific terms of repayment	1,741,238	1,605,707
	$4,030,249	$4,545,424

DEBT EXCHANGE

On April 22, 2008 a Debt Exchange Agreement (“Agreement”) was entered into between Northeast Automotive Holdings, Inc. (the “Company” or “NEAH”) and William Solko (the “Holder”). The Agreement calls for the Holder to waive, release, forgive and cancel a portion of the debt in the amount of $100,000 owed to the Holder by the Company.

NOTE 8 – PREFERRED STOCK

On April 22, 2008 a Debt Exchange Agreement (“Agreement”) was entered into between Northeast Automotive Holdings, Inc. (the “Company” or “NEAH”) and William Solko (the “Holder”). The Agreement calls for the Holder to waive, release, forgive and cancel a portion of the debt in the amount of $100,000 owed to the Holder by the Company.

In exchange and in consideration for the cancellation of the forgiveness of the $100,000 of Debt, NEAH will issue to the Holder 10,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”).

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

NOTE 9 – COMMON STOCK

On April 22, 2008 a Debt Exchange Agreement (“Agreement”) was entered into between Northeast Automotive Holdings, Inc. (the “Company” or “NEAH”) and William Solko (the “Holder”). The Agreement calls for the Holder to waive, release, forgive and cancel a portion of the debt in the amount of $100,000 owed to the Holder by the Company. In addition, in consideration for this Agreement, the Holder hereby agrees to cancel 333,333 shares of the Holders’ 500,000 shares Common Shares. All the shares have been restated for the reverse stock split.

NOTE 10- REVERSE STOCK SPLIT

The Board of Directors and Shareholders have voted and approved a 1-for-30 reverse share split (the “Reverse Stock Split”) of the common stock of the Corporation, $0.001 par value per share (the “Common Stock”). This reverse stock split has been recognized in the financial statements retroactively from inception.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008 and June 30, 2007, the Company paid $ 20,000 and $60,000 respectively to the President's wife for administrative services.

On April 22, 2008 a Debt Exchange Agreement (“Agreement”) was entered into between Northeast Automotive Holdings, Inc. (the “Company” or “NEAH”) and William Solko (the “Holder”). The Agreement calls for the Holder to waive, release, forgive and cancel a portion of the debt in the amount of $100,000 owed to the Holder by the Company. In addition, in consideration for this Agreement, the Holder hereby agrees to cancel 333,333 shares of the Holders’ 500,000 shares Common Shares. All the shares have been restated for the reverse stock split.

In exchange and in consideration for the cancellation of the forgiveness of the $100,000 of Debt, NEAH will issue to the Holder 10,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”).

NOTE 12 – INCOME (LOSS) PER COMMON SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

NOTE 13 – OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $3,631,386 as of June 30, 2008, which represents management's estimate of its net realizable value which approximates market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

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

For the Three Months Ended June 30, 2008 and June 30, 2007

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended June 30, 2008 and June 30, 2007.

	Three Months ended June 30,
	2008	2007
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	99.6%	98.2%
Gross profit	0.4%	1.8%

Sales, general and administrative expenses	1.4%	0.9%
Other operating expenses	1.2%	1.1%
Total operating expenses	2.6%	1.9%
Profit (loss) from operations	(2.2)%	(0.1)%

Revenues

Revenue for the three month period ended June 30, 2008 were $13,679,407 a decrease of $5,482,946 or 28.6 % as compared to revenues for the three month period ended June 30, 2007 of $19,162,353. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2008 over 2007. Specifically, in the three month period ended June 30, 2008 we sold 991 vehicles at an average sales price of $13,804 as compared to 1,281 vehicles at an average sales price of $14,959 during the comparable period in 2007.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $13,625,613 or 99.6% of net revenues during the three month period ended June 30, 2008 as compared to $18,819,033 or 98.2% for the comparable period in 2007, a decrease of $5,193,420 or 27.6%. Thus, our gross margin was 0.4% for the three month period ended June 30, 2008 as compared to 1.8% for the comparable period in 2007. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended June 30, 2008 as compared to the comparable period in 2007.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $189,177 for the three month period ended June 30, 2008 or 1.4% of net revenue as compared to $167,419 or 0.9% of net revenue for the comparable period in 2007, an increase in such expenses of $21,758 or 13.0% The increase in the ratio of SGA expenses to net revenue was primarily due to an increase in operating expenses.

Other Expenses

Our combined expenses for officers salaries and interest was $166,849 for the three month period ended June 30, 2008 or 1.2 % of net revenue compared to the comparable period in 2007 when such expenses were $204,245 or 1.1% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2008. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month Period Ended June 30, 2008	Three Month Period Ended June 30, 2007	Change	Percent Change
Officers Salaries	$79,756	$129,756	$(50,000)	(38.5)%

Interest Expense	$87,093	$74,489	$12,604	16.9%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended June 30, 2008 was ($302,232) or (2.2%) of net revenue as compared to an operating (loss) of ($28,344) or (0.1%) of net revenue for comparable period in 2007, a increase of ($273,888). This increase in operating (loss) was primarily as a result of a decrease in gross revenues which was greater than the decrease of operating expense.

For the Six Months Ended June 30, 2008 and June 30, 2007

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the six month periods ended June 30, 2008 and June 30, 2007.

	Six Months Ended June 30,
	2008	2007
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	98.4%	97.6%
Gross profit	1.6%	2.4%

Sales, general and administrative expenses	1.3%	1.0%
Other operating expenses	1.2%	1.1%
Total operating expenses	2.5%	2.1%
Profit (loss) from operations	(0.9)%	0.3%

Revenues

Revenue for the six month period ended June 30, 2008 were $31,938,897 a decrease of $7,634,211 or 19.3% over revenues for the six month period ended June 30, 2007 of $39,573,108. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the six month period in 2008 over 2007. Specifically, in the six month period ended June 30, 2008 we sold 2,212 vehicles at an average sales price of $14,439 as compared to 2,695 vehicles at an average sales price of $14,684 during the comparable period in 2007.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues as a percentage of revenue was $31,434,719 or 98.4% of net revenues during the six month period ended June 30, 2008 as compared to $38,632,080 or 97.6% for the comparable period in 2007, a decrease of $7,197,361. Thus, our gross margin was 1.6% for the six month period ended June 30, 2008 as compared to 2.4 % for the comparable period in 2007. The decrease in our cost of revenue is attributable to a decrease in the cost of the vehicles sold during the six month period ended June 30, 2008 as compared to the comparable period in 2007.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $403,191 for the six month period ended June 30, 2008 or 1.3% of net revenue as compared to $390,564 or 1.0 % of net revenue for the comparable period in 2007, an increase in such expenses of $12,627 or 3.2% The increase in the ratio of SGA expenses to net revenue was primarily due to an increase in operating expenses.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $378,235 for the six month period ended June 30, 2008 or 1.2% of net revenue compared to the comparable period in 2007 when such expenses were $446,616 or 1.1% of net revenue. The decrease in such expenses is attributable to decreased officers salaries. The following table shows the changes in the components our these expenses during the comparable periods.

	Six Month Period Ended June 30, 2008	Six Month Period Ended June 30, 2007	Change	Percent Change
Officers Salaries	$201,444	$292,579	$(91,135)	(31.1)%

Interest Expense	$176,791	$154,037	$22,754	14.8%

Operating Gain (Loss)

Operating gain (loss) (or profit (loss) from operations) is calculated as our revenues less all of our operating expenses. Our operating gain (loss) for the six month period ended June 30, 2008 was ($277,248) or (0.9%) of net revenue as compared to an operating gain of $103,848 or 0.3% of net revenue for comparable period in 2007, a decrease of $381,096 or (367.0%). This decrease in operating gain was primarily as a result of a decrease in gross revenues which were greater than the decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, we had cash and cash equivalents of $1,172,824 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2008, we had an outstanding balance of $280,221 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of June 30, 2008, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

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

PART II – OTHER INFORMATION

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

Our Purchases and Sales are Geographically Concentrated. The Company’s performance is subject to local economic, competitive, and other conditions prevailing in geographic areas where the Company operates. Since currently, all of our vehicles are purchased in the Northeast and are sold in the Pacific Northwest; the Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these markets. In the event that any of the geographic areas in which the Company does business experiences a downturn in economic conditions, it may adversely affect the Company’s business. Furthermore, in the event that the regional price discrepancies of vehicles that the Company exploits should decrease or disappear, it may adversely affect the Company’s business.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: August 12, 2008	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer