Form 10-Q
period 2008-09-30
Northeast Automotive Holdings, Inc.
filed 2008-11-14
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

The number of shares outstanding of the Registrant’s common stock as of September 30, 2008 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited):

The consolidated financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10 -K for the year ended December 31, 2007.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash	$973,074	$328,658
Inventory (Note 4)	3,014,608	4,804,127
Accounts receivable (Note 3)	101,101	829,498
Prepaid consulting fees (Note 13)	8,667	-
Total Current Assets	4,097,450	5,962,283

Equipment, net (Note 5)	22,976	23,464
Other assets (Note 6)	11,811	26,153

TOTAL ASSETS	$4,132,237	$6,011,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$203,739	$298,168
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	69,856	849,842
Demand loans payable (Note 7)	1,498,790	1,816,576
Credit Card loan payable (Note 7)	20,369	173,299
Due to stockholders (Note 7)	1,806,894	1,605,707
Accrued expenses	220,037	361,367
Payroll taxes withheld and accrued	9,085	152,645
Total Current Liabilities	3,928,770	5,357,604

Stockholders' equity
Preferred stock, .0001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding September 30, 2008 and 0 shares issued and outstanding December 31, 2007	1,000	-
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding September 30, 2008 and 887,285 shares issued and outstanding December 31, 2007	554	887
Capital stock to be issued (Note 13)	20,000	-
Additional Paid in Capital	3,556,363	3,457,030
Deficit	(3,373,274)	(2,802,445)
	204,643	655,472
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	203,467	654,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,132,237	$6,011,900

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$6,447,399	18,708,643	38,386,296	58,281,751

Cost of sales	6,404,986	18,146,355	37,839,705	56,778,435

Gross profit	42,413	562,288	546,591	1,503,316

Operating expenses:
Officers salaries	79,756	144,755	281,199	437,334
Interest expense	78,847	84,970	255,638	239,007
Consulting fees	11,333	-	11,333	-
Selling, general and administrative	166,278	216,381	569,470	606,945
Total operating expenses	336,214	446,106	1,117,640	1,283,286

Profit (Loss) from operations	(293,801)	116,182	(571,049)	220,030

Interest Income	-	-	-	1,848

Income taxes	(1,520)	13,219	(220)	22,646

Net profit (loss)	$(292,281)	102,963	(570,829)	199,232

Net profit (loss) per share basic and diluted	$(0.53)	0.11	(1.03)	0.22

Weighted average number of shares outstanding	554,017	887,285	554,017	887,285

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(570,829)	$199,232
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	3,835	637
Stock issued for consulting fees	20,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	728,397	(930,742)
(Increase) decrease in inventory	1,789,519	(1,777,617)
(Increase) decrease in other assets	14,342	34,157
(Increase) decrease in prepaid consulting fees	(8,667)	-
Increase (decrease) in accounts payable	(94,429)	907,055
Increase (decrease) in accrued expenses	(141,330)	536,102
Increase (decrease) in payroll taxes	(143,560)	(180,303)
Total adjustments	2,168,107	(1,410,711)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,597,278	(1,211,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,347)	(8,500)
CASH USED BY INVESTING ACTIVITIES	(3,347)	(8,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	4,276,399	7,418,378
Repayment of line of credit	(5,056,385)	(6,982,666)
Proceeds of stockholders loans	729,374	170,931
Repayment of stockholders loan	(428,187)	(59,256)
Proceeds of demand loans	257,214	517,245
Repayment of demand loans	(575,000)	(8,000)
Proceeds/(Repayments) on credit card loan	(152,930)	(4,247)
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(949,515)	1,052,385

NET INCREASE (DECREASE) IN CASH	644,416	(167,592)

CASH
Beginning of year	328,658	188,037

End of period	$973,074	$20,443

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$255,638	$239,007

SUPPLEMENTAL FINANCE AND INVESTMENT INFORMATION
Conversion of debt to preferred stock	$100,000	$-

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months Ended September 30, 2008 and 2007 are unaudited)

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

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

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

Interim Financial Information

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the entire year.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months Ended September 30, 2008 and 2007 are unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2008	2007

Accounts receivable	$101,101	$829,498

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded.

NOTE 4 – INVENTORIES

Inventory consists of the following:

	September 30,	December 31,
	2008	2007

Automobiles purchased for resale	$3,014,608	$4,804,127

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 – OFFICE EQUIPMENT

The following is a summary of equipment:

	September 30,	December 31,
	2008	2007
Equipment	$4,243	$4,243
Office equipment	7,673	4,327
Office furniture	25,148	25,148
Leasehold improvements	2,700	2,700
Total	39,764	36,418
Less: Accumulated depreciation	(16,788)	(12,954)
	$22,976	$23,464

NOTE 6 – OTHER ASSETS

Other assets consists of the following:

	September 30,	December 31,
	2008	2007
Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	10,011	24,353
Security deposit	1,800	1,800
	$11,811	$26,153

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months Ended September 30, 2008 and 2007 are unaudited)

NOTE 7 – NOTES AND LOANS PAYABLE

	September 30,	December 31,
	2008	2007
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
	$69,856	$849,842

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

Convertible demand notes - The convertible demand notes in the amounts of $150,000, $250,000 and $75,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, earn interest at the rate of 9% through May 31, 2008, and at the rate of 7% thereafter, The notes are convertible at $0.25 per share. Interest is payable monthly.	475,000	700,000

Unsecured demand notes payable. Earn interest at the rate of 9% through May 31, 2008 and at the rate of 7% thereafter. Interest is payable monthly.	1,023,790	1,116,576

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	20,369	173,299

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum through May 31, 2008 and at the rate of 7% thereafter, are subordinated to the bank loan and have no specific terms of repayment	1,806,894	1,605,707
	$3,495,909	$4,545,424

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

On June 20,2008, the Company agreed to file Form S-8 and to issue 500,000 shares of the Company’s common stock for consulting services. The Company will expense the $20,000 over six months period.

NOTE 10- REVERSE STOCK SPLIT

The Board of Directors and Shareholders have voted and approved a 1-for-30 reverse share split (the “Reverse Stock Split”) of the common stock of the Corporation, $0.001 par value per share (the “Common Stock”).

NOTE 11 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008 and September 30, 2007, the Company paid $ 20,000 and $60,000 respectively to the President's wife for administrative services.

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

NOTE 13 – CONSULTING AGREEMENT

On June 20, 2008, the Company entered into a consulting agreement for a period of six months and agreed to file a Form S-8 for 500,000 shares of common stock. The Company has charged the prepaid consulting expense $20,000 and is expensing this amount over six months. The closing price for the Company’s common stock was $0.04 on June 30, 2008.

NOTE 14 – OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $3,014,608 as of September 30, 2008, which represents management's estimate of its net realizable value which approximates market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price and market changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

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

For the Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended September 30, 2008 and September 30, 2007.

	Three Months ended September 30,
	2008	2007
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	99.3%	97.0%
Gross profit	0.7%	3.0%

Sales, general and administrative expenses	2.6%	1.2%
Other operating expenses	2.6%	1.2%
Total operating expenses	5.2%	2.4%
Profit (loss) from operations	(4.5)%	0.6%

Revenues

Revenue for the three month period ended September 30, 2008 were $6,447,399 a decrease of $12,261,244 or 65.5 % as compared to revenues for the three month period ended September 30, 2007 of $18,708,643. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2008 over 2007. Specifically, in the three month period ended September 30, 2008 we sold 459 vehicles at an average sales price of $14,047 as compared to 1,165 vehicles at an average sales price of $16,059 during the comparable period in 2007.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $6,404,986 or 99.3% of net revenues during the three month period ended September 30, 2008 as compared to $18,146,355 or 97.0% for the comparable period in 2007, a decrease of $11,741,369 or 64.7%. Thus, our gross margin was 0.7% for the three month period ended September 30, 2008 as compared to 3.0% for the comparable period in 2007. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended September 30, 2008 as compared to the comparable period in 2007.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $166,278 for the three month period ended September 30, 2008 or 2.6% of net revenue as compared to $216,381 or 1.2% of net revenue for the comparable period in 2007, a decrease in such expenses of $50,102 or 23.2% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $169,936 for the three month period ended September 30, 2008 or 2.6 % of net revenue compared to the comparable period in 2007 when such expenses were $229,725 or 1.2% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries and interest expense and an increase in consulting fees in 2008. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month Period Ended September 30, 2008	Three Month Period Ended September 30, 2007	Change	Percent Change
Officers Salaries	$79,756	$144,756	$(65,000)	(44.9)%
Consulting Fees	$11,333	-	$11,333	100.0%
Interest Expense	$78,847	$84,970	$(6,123)	(7.2)%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended September 30, 2008 was ($293,801) or (4.5%) of net revenue as compared to an operating profit of $116,182 or 0.6% of net revenue for comparable period in 2007, a decrease of ($409,983). This decrease in operating profit was primarily as a result of a decrease in gross revenues which was greater than the decrease of operating expense.

For the Nine Months Ended September 30, 2008 and June 30, 2007

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the nine month periods ended September 30, 2008 and September 30, 2007.

	Nine Months Ended September 30,
	2008	2007
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	98.6%	97.4%
Gross profit	1.4%	2.6%

Sales, general and administrative expenses	1.5%	1.0%
Other operating expenses	1.4%	1.2%
Total operating expenses	2.9%	2.2%
Profit (loss) from operations	(1.5)%	0.4%

Revenues

Revenue for the nine month period ended September 30, 2008 were $38,386,296 a decrease of $19,895,455 or 34.1% over revenues for the nine month period ended September 30, 2007 of $58,281,751. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the six month period in 2008 over 2007. Specifically, in the nine month period ended September 30, 2008 we sold 2,672 vehicles at an average sales price of $14,366 as compared to 3,861 vehicles at an average sales price of $15,095 during the comparable period in 2007.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues as a percentage of revenue was $37,839,705 or 98.6% of net revenues during the nine month period ended September 30, 2008 as compared to $56,778,435 or 97.4% for the comparable period in 2007, a decrease of $18,938,730. Thus, our gross margin was 1.4% for the nine month period ended September 30, 2008 as compared to 2.6 % for the comparable period in 2007. The decrease in our cost of revenue is attributable to a decrease in the cost of the vehicles sold during the nine month period ended September 30, 2008 as compared to the comparable period in 2007.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $569,470 for the nine month period ended September 30, 2008 or 1.5% of net revenue as compared to $606,945 or 1.0 % of net revenue for the comparable period in 2007, a decrease in such expenses of $37,475 or 6.2% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $548,170 for the nine month period ended September 30, 2008 or 1.4% of net revenue compared to the comparable period in 2007 when such expenses were $676,341 or 1.2% of net revenue. The decrease in such expenses is attributable to decreased officers salaries and interest expense. The following table shows the changes in the components these expenses during the comparable periods.

	Nine Month Period Ended September 30, 2008	Nine Month Period Ended September 30, 2007	Change	Percent Change
Officers Salaries	$281,199	$437,334	$(156,135)	(35.7)%
Consulting Fees	$11,333	-	$11,333	100.0%
Interest Expense	$255,638	$239,007	$16,631	7.0%

Operating Gain (Loss)

Operating gain (loss) (or profit (loss) from operations) is calculated as our revenues less all of our operating expenses. Our operating gain (loss) for the nine month period ended September 30, 2008 was ($571,049) or (1.5%) of net revenue as compared to an operating gain of $220,030 or 0.4% of net revenue for comparable period in 2007, a decrease of $791,079 or (354.4%). This decrease in operating gain was primarily as a result of a decrease in gross revenues which were greater than the decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, we had cash and cash equivalents of $973,074 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2008, we had an outstanding balance of $69,856 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2008, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: November 14, 2008	By: /s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer