Form 10-K
period 2008-12-31
Northeast Automotive Holdings, Inc.
filed 2009-04-15
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Class A Common Stock, par value $.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

State issuer’s revenues for its most recent fiscal year. $43,015,451

The aggregate market value of common stock held by non-affiliates of the Registrant on April 14, 2009 based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board was $19,240. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Number of shares of the registrant’s common stock outstanding as of April 15, 2009: 554,017 shares of Common Stock.

TABLE OF CONTENTS

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
Item 1.             Business

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

During our last audited year, which ended December 31, 2008, we had total revenue of $43,029,332 and a net (loss) of ($1,114,312).

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

The average time it takes to ship a vehicle is five days.  Our shipping costs are partially dependant on the price of fuel and may rise or fall depending upon the then-current fuel costs at any point in time and as of December 31, 2008, our average cost to ship a vehicle is $768 per vehicle.  Once our vehicles are shipped to the third party auction locations, they are cleaned and minor repairs, if necessary, are made by third party contractors who are provided by the auction houses as add-on services available to all of its sellers.

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

Optimizing profit per vehicle sold. In 2008, we had a net (loss) per car sold of ($371.19). We plan to increase our average profit per car by negotiating better terms from sellers and by reducing transportation costs through greater volume commitments to shippers and through the possible utilization of railroad shipping for vehicles which are now available to us due to the larger number of vehicles that we now ship.

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

EMPLOYEES

As of December 31, 2008, we had five full and part time employees, including two in Sales and Support and three in Administration.  In addition, we have on-going relationships with six contactors who work as sales representatives for the Company. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

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

We Currently Have Just One Director.  Our Board of Directors is currently comprised of just one member, our Chief Executive Officer William Solko.  Thus, without any independent directors, conflicts of interest between the Company and our Chief Executive Officer may occur regarding issues such as executive compensation.  We intend to increase the size of the Board of Directors in 2009.

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

ITEM 1B.        Unresolved Staff Comments

Not applicable

Item 2.             Properties

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

Item 4.             Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our common stock is currently quoted on the Over the Counter Bulletin Board (“OTC BB”) under the symbol NEAU.  There is a limited trading market for our common stock.  The low and high share price between September 2008 and December 2008 was $0.08 and $1.05.

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

Item 6.             Selected Financial Data

Not Applicable

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

This Form 10-K may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

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

No other recently issued accounting standards adopted by the Company during 2008, 2007 and 2006 nor any proposed standards will have an impact on its consolidated results of operations, financial position or cash flows.

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

No other recently issued accounting standards adopted by the Company during 2006, 2005 and 2004 nor any proposed standards will have an impact on its consolidated results of operations, financial position or cash flows.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, we had cash and cash equivalents of $934,118 invested in standard bank checking accounts and highly liquid money market instruments.  Such investments are subject to interest rate and credit risk.  Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2008, we had an outstanding balance of $198,006 on our revolving credit facility with Manheim Auto Financial Services, Inc.  Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%.  In addition, as of December 31, 2008, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

Item 8.             Financial Statements and Supplementary Data.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2008

ORTHEAST AUTOMOTIVE HOLDINGS, INC.

INDEX

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Northeast Automotive Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Northeast Automotive Holdings, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Automotive Holdings, Inc. at December 31, 2008 and 2007 and the results of its   operations, cash flows, and stockholders’ equity for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $ 3,948,755 and a working capital deficiency of $502,192 at December 31, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 15, 2009

NORTHEAST AUTOMOTIVE HOLINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$934,118	$328,658
Inventory (Note 4)	1,485,247	4,804,127
Accounts receivable	421,909	829,498
Total Current Assets	2,841,275	5,962,283

Equipment, net (Note 5)	21,698	23,464
Other assets (Note 6)	8,479	26,153

TOTAL ASSETS	$2,871,452	$6,011,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$159,040	$298,168
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	198,006	849,842
Demand loans payable (Note 7)	904,246	1,816,576
Credit Card loan payable (Note 7)	-	173,299
Due to stockholders (Note 7)	1,846,269	1,605,707
Accrued expenses (Note 16)	133,946	373,357
Payroll taxes withheld and accrued	1,961	140,655
Total Current Liabilities	3,343,467	5,357,604

Commitments and contingencies (Note 14)	-	-

Stockholders' equity (deficit)
Preferred stock, 0.0001 par value , 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	-
Common stock, 0.001 par value , 300,000,000 shares authorized, 554,017 shares issued and outstanding December 31, 2008 and 887,285 shares issued and outstanding December 31, 2007	554	887
Capital Stock to be issued (500,000 Shares)(Note 12)	20,000	-
Additional Paid in Capital	3,456,363	3,457,030
Deficit	(3,948,756)	(2,802,445)
	(470,839)	655,472
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity (deficit)	(472,015)	654,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,871,452	$6,011,900

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006

Net sales	$43,015,451	$73,704,029	$71,317,892

Cost of sales	42,795,611	72,124,063	69,397,697

Gross profit	219,840	1,579,966	1,920,195

Operating expenses:
Officers salaries	315,955	612,090	634,022
Consulting fees	-	-	148,556
Stock based consulting fees	-	-	-
Interest expense	306,064	333,559	284,633
Selling, general and administrative	744,352	825,454	817,601
Total operating expenses	1,366,371	1,771,103	1,884,812

Profit (Loss) from operations	(1,146,531)	(191,137)	35,383

Interest Income	-	1,848	431

Income taxes (Note 13)	(220)	(11,600)	(1,169)

Net profit (loss)	$(1,146,311)	$(177,689)	$36,983

Net profit (loss) per share basic and diluted	$(1.65)	$(0.20)	$0.04

Weighted average number of shares outstanding	692,879	887,285	887,285

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(1,146,311)	$(177,689)	$36,983
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,113	426	2,309
Stock issued for consulting fees	20,000	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	407,589	(134,317)	(100,381)
(Increase) decrease in inventory	3,318,880	(1,148,068)	(1,022,300)
(Increase) decrease in other assets	17,674	13,338	150,409
Increase (decrease) in accounts payable	(139,128)	34,518	116,003
Increase (decrease) in accrued expenses	(239,411)	(2,403)	(95,742)
Increase (decrease) in payroll taxes	(138,694)	(41,063)	70,702
Total adjustments	3,252,022	(1,277,569)	(879,000)
CASH PROVIDED OR (USED) BY OPERATING ACTIVITIES	2,105,712	(1,455,258)	(842,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,347)	(23,890)	(2,309)
CASH USED BY INVESTING ACTIVITIES	(3,347)	(23,890)	(2,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	5,113,005	8,846,708	8,767,633
Repayment of line of credit	(5,764,841)	(8,157,346)	(8,607,153)
Proceeds of stockholders loans	884,415	465,544	142,178
Repayment of stockholders loan	(643,854)	(61,833)	(118,408)
Proceeds of demand loans	257,214	517,245	491,030
Repayment of demand loans	(1,169,545)	(8,000)	(239,469)
Proceeds/(Repayments) on credit card loan	(173,299)	17,451	60,018
CASH PROVIDED OR (USED) BY FINANCING ACTIVITIES	(1,496,905)	1,619,769	495,829

NET INCREASE (DECREASE) IN CASH	605,460	140,621	(348,497)

CASH
Beginning of year	328,658	188,037	536,534

End of year	$934,118	$328,658	$188,037

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-	$6,960
Interest payments	$306,064	$333,559	$284,633

NON-CASH FINANCING ACTIVITIES
Debt exchange for preferred stock	$(100,000)	$-	$-
Preferred stock issued for debt	$100,000	$-	$-

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stock		Common Stock		Capital Stock		Additional
	0.0001 Par Value		0.001 Par Value		to be issued		Paid In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Totals

Balances at January 1, 2006			887,285	3,457,917				(2,661,739)	(1,176)	795,002

Net Profit	-	-	-	-	-	-	-	36,983	-	36,983
										-
Balances December 31, 2006			887,285	3,457,917				(2,624,756)	(1,176)	831,985

Reincorporation				(3,455,255)			3,455,255

Net (Loss)	-	-	-	-	-	-		(177,689)	-	(177,689)

Balances at December 31, 2007			887,285	2,662			3,455,255	(2,802,445)	(1,176)	654,296

Change in par value of common stock	-	-		(1,775)	-	-	1,775		-	-

Restated balances at December 31, 2007			887,285	887			3,457,030	(2,802,445)	(1,176)	654,296

Reverse Split Adjustment (Note 9)			65

Cancellation of Loan due to Shareholder (Note 8)	10,000,000	1,000	(333,333)	(333)			(667)

Common Stock issued for consulting fees (Note 12)					500,000	20,000				20,000

Net (Loss)	-	-	-	-	-	-		(1,146,311)	-	(1,146,311)

Balances at December 31, 2008	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,456,363	$(3,948,756)	$(1,176)	$(472,015)

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

On January 14, 2004, the Company issued 200,000 shares of it’s common stock to Northeast Auto Acceptance Corp (a New York corporation) (“NAAC-NY”) when the Company had 181,886 shares outstanding as consideration for the acquisition of NAAC-NY. NAAC-NY was incorporated in New York on December 31, 1996.  NAAC-NY buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the Pacific Northwest.

On March 4, 2004, the Company acquired NAAC-NY the accounting acquirer and to change its name to Northeast Auto Acceptance Corporation.  Catadyne Corporation, the legal acquirer, was a non-operating public shell corporation at the time of the transaction.

Also on March 4, 2004, the Company issued its two officer/shareholders 17,000,000 shares of common stock in exchange for (a) $100,000 as part of the acquisition of NAAC-NY by reducing a loan payable to the officers by this amount and (b) the 200 shares of NAAC-NY they owned, which were all of the shares of NAAC-NY issued and outstanding at the time.  Effectively, Mr. William Solko, the new President and sole Director owns more than 50% of the voting Common Stock and can pass any item that is subjected to approval of a stockholders vote.

The Company is treating this transaction as a reverse acquisition and reorganization for accounting purposes.  The financial statements include the operations of NAAC-NY, the accounting acquirer, for all periods presented.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 502,192 at December 31, 2008 and the Company has an accumulated deficit of $ 3,948,755 since inception.

While the Company is attempting to produce sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE-2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Northeast Auto Acceptance (New York). All inter-company accounts and transactions have been eliminated.

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reverse Stock Split

The Company effected a 1-for-5 reverse stock split of its common stock no par value on February 20, 2004. Accordingly all share and per share information included in the consolidated financial statements has been adjusted to reflect the reverse stock split.

Recently Issued Accounting Standards

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 clarifies existing guidance regarding revenue recognition. The Company's adoption of SAB 104 nor the adoption of proposed Standards did not have nor will have an impact on its consolidated results of operations, financial position or cash flows.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	2008	2007

Accounts receivable-trade	$421,909	$829,498

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded since most all receivables are collected within 14 to 23 days. The Company has not had any unpaid receivables in the past five years.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventory consists of the following:
	2008	2007

Automobiles purchased for resale	$1,485,247	$4,804,127

Inventory is stated at the lower of cost or market using the specific identification basis.

The inventory is valued by comparing the total cost of the vehicle to our net realizable value at the time of sale or to the "Blue Book" value for unsold vehicles. The lower of these is used to price the inventory. Our experience has been that costs are usually equal to or lower than our net realizable value or the "Blue Book" value. Since our inventory is usually turned over in a short time, our pricing is not sensitive to wide deviations from the actual results. The Company has not had to make revisions to it's pricing of inventory as a result of deviations from actual results. The inventories are limited by the amount of working capital the Company has at any one time.

NOTE 5 – EQUIPMENT
The following is a summary of equipment:
	2008	2007
Equipment	$39,764	$36,418
Less: Accumulated depreciation	(18,067)	(12,954)
	$21,698	$23,464

NOTE 6 – OTHER ASSETS
	December 31,	December 31,
Other assets consists of the following:	2008	2007

Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	6680	24,353
Security deposit	1,800	1,800
	$8,479	$26,153

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES AND LOANS PAYABLE

	December 31,	December 31,
	2008	2007
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
	$198,006	$849,842

Note payable bank (Note payable to bank due February 2008, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	$100,000	$100,000

Convertible demand notes - The convertible demand notes in the amounts of $150,000, $250,000 and $75,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, earn interest at the rate of 9% through May 31, 2008, and at the rate of 6% thereafter, The notes are convertible at $0.25 per share. Interest is payable monthly.	$100,000	$700,000

6% unsecured demand notes payable	$804,246	$1,116,576

Loans payable-credit cards payable (Credit cards payable are unsecured, pay interest from 8.24% to 12.25% per annum and are payable in monthly installments)	$-	$173,299

Due to stockholders (The stockholder loans are unsecured, pay interest at 6% per annum, are subordinated to the bank loan and have no specific terms of repayment)	$1,846,269	$1,605,707
	$3,048,521	$4,545,424

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-COMMON STOCK

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

NOTE 9- REVERSE STOCK SPLIT

The Board of Directors and Shareholders have voted and approved a 1-for-30 reverse share split (the “Reverse Stock Split”) of the common stock of the Corporation, $0.001 par value per share (the “Common Stock”).

NOTE 10- RELATED PARTY TRANSACTIONS

During 2006, 2007 and 2008, the Company paid $165,000, $120,000, and $ 20,000 respectively to William Solko's wife as a salary.

NOTE 11- PROFIT OR LOSS PER COMMON SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

NOTE 12 – CONSULTING AGREEMENT

On June 20, 2008, the Company entered into a consulting agreement for a period of six months and agreed to file a Form S-8 for 500,000 shares of common stock. The Company has charged the prepaid consulting expense $20,000 and is expensing this amount over six months. The closing price for the Company’s common stock was $0.04 on June 30, 2008.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES
Due to the Company’s net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $1,014,000 at December 31, 2008, $576,000 at December 31, 2007, and $398,000 at December 31, 2006. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2024. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s tax provision were as follows:

	2008	2007	2006

Current income tax (benefit) expense	$(465,000)	$(13,000)	$13,000

Deferred income tax expense (benefit)	465,000	68,000	(13,000)
	$-	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2008 and 2007:
	2008	2007	2006

Tax expense (benefit) at Federal rate (34%)	$(390,000)	$(57,000)	$11,000
State and local income tax, net of Federal benefit	(75,000)	(11,000)	2,000
Effect of timing difference	-	-	-

Change in valuation allowance	465,000	68,000	(13,000)

Net income tax (benefit) allowance	$-	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:

	December 31,	December 31,	December 31,
	2008	2007	2006

Deferred tax asset from loss carry forward	$683,000	$218,000	$150,000

Valuation allowance	(683,000)	(218,000)	(150,000)
Net deferred tax assets	$0	$0	$0

The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2008.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14-COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and beginning during 2008, warehouse space on a month-to-month basis.  Rent expense was approximately $34,500 for 2008, $7,200 for 2007 and $7,500 for 2006. At December 31, 2007, future minimum lease payments were $2,800 for 2008.

NOTE 15- OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $1,498,872 at December 31, 2008 and $4,804,127 at December 31, 2007, which represents management's estimate of its net realizable value which approximate market. Such value is based on forecasts for sales of used automobiles in the ensuing year.  The used automobile industry is characterized by rapid price changes.  Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.  This risk is increased by the Company's need to move inventory due to the lack of working capital.

The Company has not experienced any significant write-downs or write-offs of inventory over the last three years.

NOTE 16- ACCRUED EXPENSES

Accrued expenses consist of the following:

Accrued expenses consist of the following:
	2008	2007
Interest	$59,444	$89,920
Purchases	20,000	-
Auto repairs	19,302	79,435
Transportation	3,355	122,147
Commissions	-	10,236
Professional fees	51,845	52,500
Other expenses	-	19,118
	$153,946	$373,356

NOTE 17- BUSINESS AND CREDIT CONCENTRATIONS

The amount reported in the financial statements for cash, trade accounts receivable and inventories approximates fair market value.  Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized in the financial statements.  See Note 14 for more details.

Item 9.              Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information.

None.

PART III

Item 10.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

William Solko	39	President, Chief Executive Officer, Chairman, Treasurer	December 2004

Michael Shaw Marsha Solko	39 39	Vice President Director of Administration	December 2004 December 2004

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

Item 11.           Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Compensation of Executive Officers (continued)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat ion ($)	Non- Qualified Deferred Compensati on Earnings ($)	All Other Compensati on ($)	Totals ($)

William Solko President, Chief	2008	$156,443	-0-	-0-	-0-	-0-	-0-	-0-		$156,443
Executive Officer, Treasurer

Michael Shaw, Vice President	2008	$159,511	-0-	-0-	-0-	-0-	-0-	-0-	$
159,511Marsha Solko, Director of Administration	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-		$-0-

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2008, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2008, we did not compensate our directors for their services.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of April 15, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Class A Common	William Solko (1)	166,667	30.08%
Stock	Michael Shaw (1)	66,667	12.03%

(1)
Unless otherwise indicated in the footnotes to the table, (1) the individuals listed have sole voting and sole investment control with respect to the shares they beneficially own and (2) the address of each beneficial owner listed is c/o the Company, 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566.

(2)	Based on 100,000,000 shares of Common Stock authorized, 554,017 shares issued and outstanding.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.           Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $30,000.00 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal year ended December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Audit Related Fees

For our fiscal year ended December 31, 2008, we were not billed for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

Item 15.           Exhibits.

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to Information Statement filed on November 8, 2007

3.2	Bylaws	Incorporated by reference to Information Statement filed on November 8, 2007

14.1	Code of Ethics	Incorporated by reference to Form 10-K filed on April 14, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

Date:	April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer	April 15, 2009
WILLIAM SOLKO