Form 10-K/A
period 2007-12-31
Northeast Automotive Holdings, Inc.
filed 2009-05-04
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EPLANATORY NOTE: This amended Form 10-K contains an amended Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the "Company" or "we") for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Form 10-K for the fiscal year ended December 31, 2007, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item I of this Report on Form 10-Q ("Form 10-Q") and the Company’s other SEC filings and public disclosures.

This Form 10-K may contain "forward-looking statements". These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as "may", "will", "could", "should", "would", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under "Risk Factors" in Part I, Item 1B., The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-K.

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

No other issued accounting standards adopted by the Company during 2007, 2006 and 2005 nor any proposed standards will have a material impact on its consolidated results of operations, financial position or cash flows.

For the Year Ended December 31, 2007, 2006, and 2005

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the year ended December 31, 2007, 2006, and 2005.

ANNUAL RESULTS OF OPERATIONS	Years Ended December 31
	2007		2006		2005
(In thousands)	Amount	%	Amount	%	Amount	%
Net Revenues	$73,704	100.00%	$71,318	100.00%	$60,994	100.00%
Cost of Revenues	72,124	97.86%	69,398	97.31%	59,125	96.94%
Gross Profit	1,580	2.14%	1,920	2.69%	1,869	3.06%
Sales, general and administrative expenses	825	1.12%	818	1.15%	1,033	1.69%
Other operating expenses	946	1.28%	1,067	1.50%	1,973	3.24%
Total operating expenses	1,771	2.40%	1,885	2.64%	3,006	4.93%
Profit (loss) from operations	$(191)	(0.26%)	$35	0.05%	$(1,138)	(1.86%)

Revenues

Revenue for the year ended December 31, 2007 were $73,704,029, an increase of $2,386,137 or 3.3% over revenues for the year ended December 31, 2006 of $71,317,892. The increase in revenue was a result of an increase in the number of vehicles we sold in the year 2007 over 2006. Specifically, in the year ended December 31, 2007 we sold 4,871 vehicles at an average sales price of $15,131 as compared to 4,707 vehicles at an average sales price of $15,151 during the comparable period in 2006. We view this change as immaterial, and we do not see any significant business factors or market trends that might lead us to believe that our revenues will continue increase in the coming year.

Revenue for the year ended December 31, 2006 were $71,317,892, an increase of $10,324,357 or 16.93% over revenues for the year ended December 31, 2005 of $60,993,535. Specifically, in the year ended December 31, 2006 we sold 4,707 vehicles at an average sales price of $15,151 as compared to 4,259 vehicles at an average sales price of $14,321 during the comparable period in 2005. We attribute this increase in revenues to an increase in demand for our core product, late model light trucks and sport utility vehicles. The increase in the average sales price was due primarily to an increase in sales of higher priced luxury models.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $72,124,063 or 97.9% of net revenues during the year ended December 31, 2007, an increase of $2,726,366, as compared to $69,397,697 or 97.3% for the comparable period in 2006. Thus, our gross margin was 2.14% for the year ended December 31, 2007 as compared to 2.69 % for the comparable period in 2006. The increase in our cost of revenue is attributable to an increase in the number of the vehicles sold during the year ended December 31, 2007 as compared to the comparable period in 2006. The increase in the number of units sold was the result of an increase in demand for our core product, light trucks and sport utility vehicles. We noticed a significant increase in competition in 2007 with regard to purchasing inventory. The increased competition led to a higher cost of revenues, and thus a lower gross margin, as we were unable to obtain higher prices for our products in a market that seemed to be trending downward.

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $69,397,697 or 97.3% of net revenues during the year ended December 31, 2006, an increase of $10,272,923, as compared to $59,124,774 or 96.94% for the comparable period in 2005. Thus, our gross margin was 2.69% for the year ended December 31, 2006 as compared to 3.06 % for the comparable period in 2005. The increase in our cost of revenue is attributable to an increase in the number of the vehicles sold during the year ended December 31, 2006 as compared to the comparable period in 2005. In 2006, we saw a sharp increase in demand for our products. We attribute this to the increase in the cost of new vehicles, which led to increased demand for late model, high quality pre owned vehicles.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative ("SGA") expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses.

The SGA expenses were $825,454 for the year ended December 31, 2007 or 1.12% of net revenue as compared to $817,601 or 1.14 % of net revenue for the comparable period in 2006, an increase in such expenses of $7,853 or 0.96%. The increase in the ratio of SGA expenses to net revenue was primarily due to an increase in operating expenses. Net revenues had increased 3.35% compared to SGA expenses increasing 0.96%. We view this change as immaterial.

The SGA expenses were $817,601 for the year ended December 31, 2006 or 1.14% of net revenue as compared to $1,032,799 or 1.69% of net revenue for the comparable period in 2005, a decrease in such expenses of $215,198 or (20.84%). We attribute the decrease in SGA expenses to our continued efforts to lower our expenses and increase our profitability.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $945,649 for the year ended December 31, 2007 or 1.28% of net revenue compared to the comparable period in 2006 when such expenses were $1,067,211 or 1.50% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries and consulting fees while interest expense increased.

Our combined expenses for officers salaries, consulting fees and interest was $1,067,211 for the year ended December 31, 2006 or 1.50% of net revenue compared to the comparable period in 2005 when such expenses were $1,973,485 or 3.24% of net revenue. The decrease in other expenses from 2005 to 2006 was due primarily to the absence of stock based consulting fees in 2006. In 2005, our stock based consulting fees totaled $756,794.

The following table shows the changes in the components these expenses during the comparable periods.

ANNUAL OPERATING EXPENSES	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	%
Sale, General and Administrative Expenses	$825,454	817,601	$7,853	0.96%
Officers Salaries	612,090	634,022	(21,932)	(3.46%)
Consulting Fees	-	148,556	(148,556)	-
Stock based consulting fees	-	-	-	-
Interest Expense	333,559	284,633	48,926	17.18%
Total Operating Expenses	$1,771,103	1,884,812	$(113,709)	(6.03%)

	Year Ended	Year Ended	Variance
	December 31, 2006	December 31, 2005	Amount	%
Sale, General and Administrative Expenses	$817,601	1,032,799	$(215,198)	(20.84%)
Officers Salaries	634,022	524,738	109,284	20.83%
Consulting Fees	148,556	48,971	99,585	203.36%
Stock based consulting fees	-	756,794	(756,794)	(100.00%)
Interest Expenses	284,633	642,982	(358,349)	(55.73%)
Total Operating Expenses	$1,884,812	3,006,284	$(1,121,472)	(37.30%)

Operating Gain (Loss)

Operating profit (loss) from operations is calculated as our revenues less all of our operating expenses. Our operating profit (loss) for the year ended December 31, 2007 was ($177,689) or (0.02%) of net revenue as compared to an operating profit of $35,383 or 0.05% of net revenue for comparable period in 2006. The decrease in operating profit was due primarily to a decrease in our gross profit. This decrease was due to a significant increase in competition in 2007 with regard to purchasing inventory. Although our net sales increased in 2007, increased competition led to a higher cost of sales, and thus a lower gross profit. We were unable to obtain higher prices for our products due to unfavorable market conditions.

Our operating profit (loss) for the year ended December 31, 2006 was 35,383 or 0.05% of net revenue as compared to an operating loss of ($1,137,705) or (1.86%) of net revenue for comparable period in 2005. This decrease in our operating loss was due to a significant decrease in expenses in 2006. Most significant, the absence of $756,794 in stock based consulting fees in 2006 as compared to 2005. In addition, we had substantial decreases in interest expense as well as SGA expenses in 2006.

For the Three Months Ended December 31, 2008 and December 31, 2007

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended December 31, 2007 and December 31, 2006.

QUARTERLY RESULTS OF OPERATIONS	Three Months ended December 31
	2007		2006		Variance
(In thousands)	Amount	%	Amount	%	Amount	%
Net Revenues	$15,422	100.00%	$13,798	100.00%	$1,624	11.77%
Cost of Revenues	15,346	99.50%	13,813	100.10%	1,533	11.10%
Gross Profit	77	0.50%	(14)	(0.10%)	91	-
Sales, general and administrative expenses	219	1.42%	206	1.49%	12	6.06%
Other operating expenses	269	1.75%	224	1.63%	45	19.98%
Total operating expenses	488	3.16%	430	3.12%	57	13.32%
Profit (loss) from operations	$(411)	(2.67%)	$(445)	(3.22%)	$34	(7.58%)

Revenues

Revenue for the three month period ended December 31, 2007 were $15,422,278 an increase of $1,624,008 or 11.77 % as compared to revenues for the three month period ended December 31, 2006 of $13,798,270. This increase in revenue was due to slightly more favorable market conditions in the third quarter of 2007 as compared to 2006. However, we do not view this increase as significant.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $15,345,628 or 95.5% of net revenues during the three month period ended December 31, 2007 as compared to $13,812,667 or 100.1% for the comparable period in 2006, an increase of $1,532,961 or 11.1%. Thus, our gross margin was 0.5% for the three month period ended December 31, 2007 as compared to (0.1%) for the comparable period in 2006. This increase in cost of sales was due to slightly more favorable market conditions in the third quarter of 2007 as compared to 2006. However, we do not view this increase as significant.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative ("SGA'') expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $218,509 for the three month period ended December 31, 2007 or 1.42% of net revenue as compared to $206,029 or 1.49% of net revenue for the comparable period in 2006, an increase in such expenses of $12,480 or 6.06%. We do not view this change as material.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $269,308 for the three month period ended December 31, 2007 or 1.75% of net revenue compared to the comparable period in 2007 when such expenses were $224,462 or 1.63% of net revenue. We do not view this change as material.

The following table shows the changes in the components of these expenses during the comparable periods.

QUARTERLY OPERATING EXPENSES	Three Months Ended		Variance
	December 31, 2007	December 31, 2006	Amount	%
Sale, General and Administrative Expenses	$218,509	206,029	$12,480	6.06%
Officers Salaries	174,756	151,688	23,068	15.21%
Consulting Fees	-	1,556	(1,556)	-
Interest Expense	94,552	71,218	23,334	32.76%
Total Operating Expenses	$487,817	430,491	$57,326	13.32%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended December 31, 2007 was ($411,167) or (2.67%) of net revenue as compared to an operating loss of ($444,888) or (3.22%) of net revenue for comparable period in 2006, a decreased loss of ($33,721). We do not view this change as material.

As of December 31, 2007, we had cash and cash equivalents of $ 328,658 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2007, we had an outstanding balance of $ 173,299 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of December 31, 2007, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

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

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

●	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
●	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
●	Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
●
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

●
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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer

Date:	May 1, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer	May 1, 2009
WILLIAM SOLKO