Form 10-Q/A
period 2008-06-30
Northeast Automotive Holdings, Inc.
filed 2009-05-06
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:  This amended Form 10-Q is being filed to add updated disclosure to Note 8 of the financial statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

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

To determine the Fair Value of the Series A Preferred stock, the Company sets out to value each of the preferences of the Series A Preferred stock since there was no market for the Series A Preferred.

First preference:  (i) voting rights equal to 30 times the number of Common Stock votes.
A value can be associated to these voting rights when the Company, as a shell, would be worth about $100,000 especially in consideration of the $ 5,106,455 of liabilities at March 31, 2008 that would have to be taken over by any new owners.

Second preference: (ii) not entitled to receive dividends paid on the Common stock.
The Company believes this preference has no value.

Third preference: (iii) liquidation preference equals to eight times the sum available for distribution to Common stock holders.
The estimated maximum liquidation value would approximate the stockholders equity since any gross profit on liquidation of the inventory would be offset by operating and liquidating expenses.  With the deterioration of the used vehicle market during late 2007 and into 2008, the chances of a breakeven liquidation was extremely unlikely in the near future.  Since the preferred stock will automatically convert to common shares in a short three years, this liquidation preference right is of limited value especially to an already controlling shareholder.  The Company therefore places no value on this preference.

Fourth preference: (iv) automatically convert after three years to one share of Common stock.
The Company believes this preference has no value since it is a forced conversion at the same ratio as the voluntary conversion that is available after May 6, 2008.

The Fifth preference: (v) not to be subject to reverse stock splits and other changes to the Common stock capital of the Company and Sixth preference: (vi) convertible at the option of the holder after forty-five (45) days.
The exchange rate is one share of Common stock for each share of Preferred stock.

The book value of the underlying Common stock that the Series A Preferred stock is convertible into was estimated to be $378,545 at April 22, 2008 (estimated stockholders equity of $629,089 at April 22, 2008 divided by 16,618,586 shares times 10,000,000 shares). The fair value of the Common stock cancelled owned by Mr. Solko was $600,000 (10,000,000 shares returned to the Company times $0.06 market per share) and the loan forgiven by Mr. Solko was $100,000. The fair value of what Mr. Solko gave up was $700,000.

On April 22, 2008, the common stock of the Company was trading at $0.06 per share.
Since the restricted Preferred Stock has no trading market, the Preferred needs to be discounted by 30 to 40% for the $0.06 per share of freely trading Common stock which gives us $0.042 at 30% discount to $0.036 at 40% discount. But even if we used the Common stock value of $0.06 per share: Mr. Solko was trading more value ($700,000) {the 10,000,000 shares returned to the Company @ $0.06 plus the $100,000 debt forgiveness} for less value ($600,000) [ the preferred stock of 10,000,000 convertible to 10,000,000 common stock @ $0.06] provided the Company with $100,000 capital contribution.

As a result of the above analysis, no expense was recorded for this transaction because the fair value of the consideration given was equal to the fair value of the preferred stock received.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: May 6, 2009	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer