Form 10-Q
period 2009-03-31
Northeast Automotive Holdings, Inc.
filed 2009-05-20
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51997

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	65-0637308

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2174 HEWLETT AVENUE, SUITE 206
MERRICK, NY 11566
(Address of Principal Executive Offices)
(Zip Code)

(516) 377-6311
(Registrant’s Telephone Number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of  May 20, 2009 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

March 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10 -K for the year ended December 31, 2008.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$398,312	$934,118
Inventory (Note 4)	1,594,852	1,485,247
Accounts receivable	452,538	421,909
Total Current Assets	2,445,702	2,841,275

Equipment, net (Note 5)	20,336	21,698
Other assets (Note 6)	6,785	8,479

TOTAL ASSETS	$2,472,823	$2,871,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$282,392	$159,040
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	61,209	198,006
Demand loans payable (Note 7)	895,346	904,246
Credit Card loan payable (Note 7)	1,000	-
Due to stockholders (Note 7)	1,380,737	1,746,269
Accrued expenses	124,161	133,946
Payroll taxes withheld and accrued	4,331	1,961
Total Current Liabilities	2,849,176	3,243,468

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding March 31, 2009 and December 31, 2008	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,556,363	3,556,363
Deficit	(3,953,093)	(3,948,756)
	(375,176)	(370,839)
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	(376,352)	(372,015)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,472,823	$2,871,452

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net sales	$4,801,921	$18,259,490

Cost of sales	4,490,821	17,809,106

Gross profit	311,100	450,384

Operating expenses:
Officers salaries	79,756	121,688
Interest expense	60,777	89,698
Selling, general and administrative	170,655	214,014
Total operating expenses	311,188	425,400

Profit (loss) from operations	(88)	24,984

Interest income	-	-

Income taxes	4,250	1,300

Net profit (loss)	$(4,338)	$23,684

Net loss per share basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding	692,879	887,285

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$(4,338)	$23,684
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	1,362	851
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30,629)	170,497
(Increase) decrease in inventory	(109,605)	259,508
(Increase) decrease in other assets	1,694	9,642
Increase (decrease) in accounts payable	123,352	26,557
Increase (decrease) in accrued expenses	(9,785)	(64,636)
Increase (decrease) in payroll taxes	2,370	(137,911)
Total adjustments	(22,603)	263,657
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(25,579)	288,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,347)
CASH USED BY INVESTING ACTIVITIES	-	(3,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	468,792	2,196,833
Repayment of line of credit	(605,589)	(2,575,670)
Proceeds of stockholders loans	101,981	246,293
Repayment of stockholders loan	(467,511)	(19,685)
Proceeds of demand loans	-	257,214
Repayment of demand loans	(8,900)	(200,000)
Proceeds/(Repayments) on credit card loan	1,000	19,855
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(510,227)	(75,160)

NET INCREASE (DECREASE) IN CASH	(535,806)	209,685

CASH
Beginning of year	934,118	328,658

End of period	$398,312	$538,343

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$4,250	$-
Interest payments	$60,777	$89,698

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three Months Ended March 31, 2009 and 2008 are unaudited)

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

Adopted Accounting Principles

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

Interim Financial Information

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the entire year.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three Months Ended March 31, 2009 and 2008 are unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2009	2008

Accounts receivable	$452,538	$421,909

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded.

NOTE 4 – INVENTORIES

Inventory consists of the following:	March 31,	December 31,
	2009	2008

Automobiles purchased for resale	$1,594,852	$1,485,247

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 – OFFICE EQUIPMENT

The following is a summary of equipment:	March 31,	December 31,
	2009	2008
Equipment	$4,243	$4,243
Office equipment	7,673	7,673
Office furniture	25,148	25,148
Leasehold improvements	2,700	2,700
Total	39,764	39,764
Less: Accumulated depreciation	(19,428)	(18,066)
	$20,336	$21,698

NOTE 6 – OTHER ASSETS

Other assets consists of the following:	March 31,	December 31,
	2009	2008
Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	4,985	6,679
Security deposit	1,800	1,800
	$6,785	$8,479

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Three Months Ended March 31, 2009 and 2008 are unaudited)

NOTE 7 – NOTES AND LOANS PAYABLE

	March 31,	December 31,
	2009	2008
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
	$61,209	$198,006

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

9% convertible demand notes -The 9% convertible demand notes in the amounts of $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, are convertible at $0.25 per share. Interest is payable monthly.	100,000	100,000

9% unsecured demand notes payable. Interest is payable monthly.	795,346	804,246

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	1,000	-

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	1,380,737	1,846,269
	$1,057,555	$1,202,252

NOTE 8 – RELATED PARTY TRANSACTIONS

None

NOTE 9 – INCOME (LOSS) PER COMMON SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

NOTE 10 – OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $1,594,852 as of March 31, 2009, which represents management's estimate of its net realizable value which approximates market. Such value is based on forecasts for sales of used automobiles in the ensuing year. The used automobile industry is characterized by rapid price changes. Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet. This risk is increased by the Company's need to move inventory due to the lack of working capital.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

Adopted Accounting Principles

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

For the Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended March 31, 2009 and March 31, 2008.

	Three Months ended March 31,
	2009	2008
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	93.5%	97.5%
Gross profit	6.5%	2.5%

Sales, general and administrative expenses	3.6%	1.2%
Other operating expenses	2.9%	1.2%
Total operating expenses	6.5%	2.4%
Profit (loss) from operations	(0.0)%	0.1%

Revenues
Revenue for the three month period ended March 31, 2009 were $4,801,921 a decrease of $13,457,569 or 73.7% as compared to revenues for the three month period ended March 31, 2008 of $18,259,490. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2009 over 2008. Specifically, in the three month period ended March 31, 2009 we sold 367 vehicles at an average sales price of $13,084 as compared to 1,215 vehicles at an average sales price of $15,028 during the comparable period in 2008.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $4,490,821 or 93.5% of net revenues during the three month period ended March 31, 2009 as compared to $17,809,106 or 97.5% for the comparable period in 2008, a decrease of $13,318,285 or 74.8%. Thus, our gross margin was 6.5% for the three month period ended March 31, 2009 as compared to 2.5% for the comparable period in 2008. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended March 31, 2009 as compared to the comparable period in 2008.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $170,655 for the three month period ended March 31, 2009 or 3.6% of net revenue as compared to $214,014 or 1.2% of net revenue for the comparable period in 2008, a decrease in such expenses of $43,359 or 2.4% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our combined expenses for officers salaries and interest was $140,533 for the three month period ended March 31, 2009or 2.9% of net revenue compared to the comparable period in 2008 when such expenses were $211,386 or 1.2% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2009 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month Period Ended March 31, 2009	Three Month Period Ended March 31, 2008	Change	Percent Change
Officers Salaries	$79,756	$121,688	$(41,932)	(34.5	) %

Interest Expense	$60,777	$89,698	$(28,921)	(32.2)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended March 31, 2009 was ($4,338) or (0.1)% of net revenue as compared to an operating gain of $23,684 or 0.1% of net revenue for comparable period in 2008, an decrease of ($28,022). This increase in operating (loss) was primarily as a result of a decrease in gross revenues which was greater than the decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, we had cash and cash equivalents of $398,312 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2009, we had an outstanding balance of $61,209 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of March 31, 2009, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: May 20, 2009	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer