Form 10-K/A
period 2008-12-31
Northeast Automotive Holdings, Inc.
filed 2009-05-22
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K-A

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

Explanatory Note: This amended Form 10-K is being filed to update the Notes to the financial statements and to provide additional disclosure to the Management Discussion & Analysis of Financial Condition and Plan of Operations section.

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

OUR BUSINESS

The Company currently seeks to exploit its 12 years of experience in the wholesale automobile industry and the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicle from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest . We are involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers.  We generally sell our vehicles only through established third-party auctions which act as a marketplace for used vehicles. We thus help align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

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

Currently, we purchase vehicles, on a monthly basis, through six (6) auction houses, which each comprise over ten percent (10%) of our purchases, namely, Skyline Auto Exchange, Southern Auto Auction , ADESA Boston Auto Auction , NADE (National Auto Dealers Exchange) , ADESA New Jersey Auto Auction and   Manheim Auto Auction.  It should be noted that we are not dependant upon any one auction house for our purchases, since in the event that any particular auction house should go out of business, the sellers utilizing such auction house would shift to other auctions.  We currently utilize a revolving line of credit of up to $975,000   provided by Manheim Automotive Financial Services, Inc., an affiliate of Manheim Auto Auction, Inc. (“Manheim”).  Pursuant to such line of credit, which is designed specifically for the purchase of vehicles from Manheim, we are obligated to repay each advance against the line of credit in no more than 21 days after it is advanced to the Company.  The Manheim line of credit also contains several other material terms, specifically, the loan is secured against vehicles purchase with the funds, we have agreed to maintain reasonable amount of adequate cash necessary to operate our business and we have agreed not to make any material changes in our business or material change in our capital structure.

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

Experienced Administrative Staff .  We have developed streamlined administrative services which handle title processing and administrative paperwork resulting in lower administrative costs, greater efficiency and reduced turnaround times for vehicles we purchase and sell.

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

Economic Conditions and Gasoline Prices May Affect Sales . In the normal course of business, the Company is subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Any significant changes in economic conditions could adversely affect consumer demand and/or increase our costs resulting in lower profitability for the Company.  In addition, our transportation costs are partially tied to the cost of gasoline and any additional increases to the cost of gasoline may increase our costs and may result in lower profitability.

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

P ART II

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the "Company" or "we") for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Form 10-K for the fiscal year ended December 31, 2008, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item I of this Report on Form 10-Q ("Form 10-Q") and the Company's other SEC filings and public disclosures.

This Form 10-K may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part I, Item 1b. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-K.

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

For the Year Ended December 31, 2008, 2007, and 2006

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the year ended December 31, 2008, 2007, and 2006.

ANNUAL RESULTS OF OPERATIONS	Years Ended December 31
	2008		2007		2006
(In thousands)	Amount	%	Amount	%	Amount	%
Net Revenues	$43,015	100.00%	$73,704	100.00%	$71,318	100.00%
Cost of Revenues	42,796	99.49%	72,124	97.86%	69,398	97.31%
Gross Profit	220	0.51%	1,580	2.14%	1,920	2.69%
Sales, general and administrative expenses	724	1.68%	825	1.12%	818	1.15%
Other operating expenses	642	1.49%	946	1.28%	1,067	1.50%
Total operating expenses	1,366	3.18%	1,771	2.40%	1,885	2.64%
Profit (loss) from operations	$(1,147)	(2.67)%	$(191)	(0.26)%	$35	0.05%

Revenues

Revenue for the year ended December 31, 2008 were $43,015,415, a decrease of $30,688,578 or 41.6% over revenues for the year ended December 31, 2007 of $73,704,029. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the year 2008 over 2007. Specifically, in the year ended December 31, 2008, we sold 3,002 vehicles at an average sales price of $14,329 as compared to 4,871 vehicles at an average sales price of $15,131 during the comparable period in 2007. The sharp decrease in revenues was due to a dramatic slowdown in the auto industry in 2008. As gas prices rose steadily, we experienced a significant drop in demand for used vehicles. Sales of light trucks and sport utility vehicles, our core product, dropped sharply. As dealers nationwide scrambled to sell off their light truck and SUV inventory, prices plummeted. This led to a glut of these types of vehicles in the market and a further erosion of vehicle values. For the first time since the formation of our company, we saw little demand for these vehicles. We expended tremendous amounts of time and energy attempting to market our existing obsolete inventory, which prevented us from buying and selling new inventory which would have offset the dramatic drop in revenues we reported.

Revenue for the year ended December 31, 2007 were $73,704,029, an increase of $2,386,137 or 3.3% over revenues for the year ended December 31, 2006 of $71,317,892. The increase in revenue was a result of an increase in the number of vehicles we sold in the year 2007 over 2006. Specifically, in the year ended December 31, 2007 we sold 4,871 vehicles at an average sales price of $15,131 as compared to 4,707 vehicles at an average sales price of $15,151 during the comparable period in 2006

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $42,795,611 or 99.5% of net revenues during the year ended December 31, 2008, a decrease of $29,328,452, as compared to $72,124,063 or 97.9% for the comparable period in 2007. Thus, our gross margin was 0.51% for the year ended December 31, 2008 as compared to 2.14 % for the comparable period in 2007. The decrease in our cost of revenue is attributable to a decrease in the number of the vehicles sold during the year ended December 31, 2008 as compared to the comparable period in 2007. The decrease in the number of units sold was the result of higher fuel prices, which led to a dramatic drop in demand for our core product, light trucks and sport utility vehicles.
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

Sale, General and Administrative
Sale, general and administrative ("SGA") expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $724,352 for the year ended December 31, 2008 or 1.68% of net revenue as compared to $825,454 or 1.12 % of net revenue for the comparable period in 2007, a decrease in such expenses of $101,102 or (12.25%). The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses. As the slowdown in the used vehicle industry took hold, we made every attempt to reduce our expenses wherever we saw fit. Most significantly, we reduced our workforce. This reduction included the elimination of full time salaried positions, as well as the termination of our relationship with certain subcontracted personnel.

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

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $642,019 for the year ended December 31, 2008 or 1.49% of net revenue compared to the comparable period in 2007 when such expenses were $945,649 or 1.28% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries and interest expense.
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

ANNUAL OPERATING EXPENSES	Year Ended	Year Ended	Variance
	December 31, 2008	December 31, 2007	Amount	%

Sale, General and Administrative Expenses	$724,352	825,454	$(101,102)	(12.25)%
Officers Salaries	315,955	612,090	(296,135)	(48.38)%
Consulting Fees	20,000	-	20,000	-
Interest Expense	306,064	333,559	(27,495)	(8.24)%
Total Operating Expenses	$1,366,371	1,771,103	$(404,732)	(22.85)%

	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	%

Sale, General and Administrative Expenses	$825,454	817,601	$7,853	0.96%
Officers Salaries	612,090	634,022	(21,932)	(3.46)%
Consulting Fees	-	148,556	(148,556)	-
Interest Expenses	333,559	284,633	48,926	17.18%
Total Operating Expenses	$1,771,103	1,884,812	$(113,709)	(6.03)%

Operating Gain (Loss)
Operating profit (loss) from operations is calculated as our revenues less all of our operating expenses. Our operating profit (loss) for the year ended December 31, 2008 was ($1,146,311) or (2.67%) of net revenue as compared to an operating loss of ($191,137) or (0.26%) of net revenue for comparable period in 2007. This decrease in operating gain (shouldn’t this say increase in operating loss?) was primarily as a result of a decrease in gross revenues which were greater than the decrease of operating expense. Our operating loss was a direct result of losses we incurred due to the dramatic drop in the value of our inventory. This condition resulted from the rapid rise of fuel prices. 2008 was the first year in which we experienced a drastic decrease in the value of our inventory.

Operating profit (loss) from operations is calculated as our revenues less all of our operating expenses. Our operating profit (loss) for the year ended December 31, 2007 was ($177,689) or (0.02%) of net revenue as compared to an operating profit of $36,983 or (0.01%) of net revenue for comparable period in 2006.

For the Three Months Ended December 31, 2008 and December 31, 2007

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended December 31, 2008 and December 31, 2007.

QUARTERLY RESULTS OF OPERATIONS	Three Months ended December 31
	2008		2007
(In thousands)	Amount	%	Amount	%
Net Revenues	$4,629	100.00%	$15,422	100.00%
Cost of Revenues	4,956	107.06%	15,346	99.50%
Gross Profit	(327)	(7.06)%	77	0.50%
Sales, general and administrative expenses	155	3.35%	219	1.42%
Other operating expenses	94	2.03%	269	1.75%
Total operating expenses	249	5.37%	488	3.16%
Profit (loss) from operations	$(575)	(12.43)%	$(411)	(2.67)%

Revenues
Revenue for the three month period ended December 31, 2008 were $4,629,155 a decrease of $10,793,123 or 69.98 % as compared to revenues for the three month period ended December 31, 2007 of $15,422,278. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2008 over 2007. Specifically, in the three month period ended December 31, 2008 we sold 330 (for year 2008 sold 3002 – 2008 10Q 9 month ) vehicles at an average sales price of $14,028 as compared to 1,010 vehicles at an average sales price of $15,270 during the comparable period in 2007.  Despite a significant drop in the price of fuel, market conditions did not improve as we had hoped they would in the fourth quarter.  Relief from high fuel prices was met with a further worsening of the economy in general. Our customer’s appetite for our product did not return, and we were unable to successfully implement our business strategies.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $4,955,906 or 107.06% of net revenues during the three month period ended December 31, 2008 as compared to $15,345,628 or 95.5% for the comparable period in 2007, a decrease of $10,793,123 or 69.98%. Thus, our gross margin was (7.06%) for the three month period ended December 31, 2008 as compared to 0.5% for the comparable period in 2007. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended September 30, 2008 as compared to the comparable period in 2007. Our cost of sales and gross profit margin were impacted by our inability to purchase and sell vehicles in an unstable used vehicle market. Supply of late model used vehicles outstripped demand in the fourth quarter, and we were unable to find new customers given a market that was so overly saturated.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative ("SGA'') expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $154,882 for the three month period ended December 31, 2008 or 3.35% of net revenue as compared to $218,509 or 1.42% of net revenue for the comparable period in 2007, a decrease in such expenses of $63,627 or (29.12%). The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses. We aggressively implemented cost saving measures in the fourth quarter of 2008 in an effort to reduce our operating expense. These measures included the elimination of full time positions, as well as the termination of our relationships with certain independent contractors.

Other Expenses
Our combined expenses for officers salaries, consulting fees and interest was $93,849 for the three month period ended December 31, 2008 or 2.03 % of net revenue compared to the comparable period in 2007 when such expenses were $269,308 or 1.75% of net revenue. The decrease in such expenses is attributable to decreased officers' salaries and interest expense and an increase in consulting fees in 2008. Given the challenges the company experienced in 2008, the company’s officers accepted a significant decrease in compensation in the third and fourth quarter of 2008 as compared to 2007. The following table shows the changes in the components of these expenses during the comparable periods.

QUARTERLY OPERATING EXPENSES	Three Months Ended		Variance
	December 31, 2008	December 31, 2007	Amount	%
Sale, General and Administrative Expenses	$154,882	218,509	$(63,627)	(29.12)%

Officers Salaries	34,756	174,756	(140,000)	(80.11)%

Consulting Fees	8,667	-	8,667	-

Interest Expense	50,426	94,552	(44,126)	(46.67)%

Total Operating Expenses	$248,731	487,817	$(239,086)	(49.01)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended December 31, 2008 was ($575,482) or (12.43%) of net revenue as compared to an operating loss of ($411,167) or (2.67%) of net revenue for comparable period in 2007, an increased loss of ($164,315). This decrease in operating profit was primarily as a result of a decrease in gross revenues which was greater than the decrease of operating expense. Our operating loss in the fourth quarter directly resulted from losses we incurred due to the dramatic drop in the value of our inventory. The devaluation of our inventory was the result of the rapid rise of fuel prices; these events prevented us from finding buyers for our product.

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

As of December 31, 2008, we had cash and cash equivalents of $328,658 invested in standard bank checking accounts and highly liquid money market instruments.  Such investments are subject to interest rate and credit risk.  Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2008, we had an outstanding balance of $69,856 on our revolving credit facility with Manheim Auto Financial Services, Inc.  Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%.  In addition, as of December 31, 2008, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 15, 2009

NORTHEAST AUTOMOTIVE HOLINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$934,118	$328,658
Inventory (Note 4)	1,485,247	4,804,127
Accounts receivable	421,909	829,498
Total Current Assets	2,841,275	5,962,283

Equipment, net (Note 5)	21,698	23,464
Other assets (Note 6)	8,479	26,153

TOTAL ASSETS	$2,871,452	$6,011,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$159,040	$298,168
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	198,006	849,842
Demand loans payable (Note 7)	904,246	1,816,576
Credit Card loan payable (Note 7)	-	173,299
Due to stockholders (Note 7)	1,746,269	1,605,707
Accrued expenses (Note 17)	133,946	373,357
Payroll taxes withheld and accrued	1,961	140,655
Total Current Liabilities	3,243,467	5,357,604

Commitments and contingencies (Note 15)	-	-

Stockholders' equity (deficit)
Preferred stock, 0.0001 par value , 10,000,000 shares authorized, 10,000,000 issued and outstanding (Note 8)	1,000	-
Common stock, 0.001 par value , 300,000,000 shares authorized, 554,017 shares issued and outstanding December 31, 2008 and 887,285 shares issued and outstanding December 31, 2007 (Note 7)	554	887
Capital Stock to be issued (500,000 Shares)(Note 13)	20,000	-
Additional Paid in Capital	3,556,363	3,457,030
Deficit	(3,948,756)	(2,802,445)
	(370,839)	655,472
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity (deficit)	(372,015)	654,296

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,871,452	$6,011,900

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006

Net sales	$43,015,451	$73,704,029	$71,317,892

Cost of sales	42,795,611	72,124,063	69,397,697

Gross profit	219,840	1,579,966	1,920,195

Operating expenses:
Officers salaries	315,955	612,090	634,022
Consulting fees	20,000	-	148,556
Interest expense	306,064	333,559	284,633
Selling, general and administrative	724,352	825,454	817,601
Total operating expenses	1,366,371	1,771,103	1,884,812

Profit (Loss) from operations	(1,146,531)	(191,137)	35,383

Interest Income	-	1,848	431

Income taxes (Note 14)	(220)	(11,600)	(1,169)

Net profit (loss)	$(1,146,311)	$(177,689)	$36,983

Net profit (loss) per share basic and diluted	$(1.65)	$(0.20)	$0.04

Weighted average number of shares outstanding	692,879	887,285	887,285

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

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stock		Common Stock		Capital Stock		Additional
	0.0001 Par Value		0.001 Par Value		to be issued		Paid In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Totals

Balances at January 1, 2006			887,285	3,457,917				(2,661,739)	(1,176)	795,002

Net Profit	-	-	-	-	-	-	-	36,983	-	36,983
										-
Balances December 31, 2006			887,285	3,457,917				(2,624,756)	(1,176)	831,985

Reincorporation				(3,455,255)			3,455,255

Net (Loss)	-	-	-	-	-	-		(177,689)	-	(177,689)

Balances at December 31, 2007			887,285	2,662			3,455,255	(2,802,445)	(1,176)	654,296

Change in par value of common stock	-	-		(1,775)	-	-	1,775		-	-

Restated balances at December 31, 2007			887,285	887			3,457,030	(2,802,445)	(1,176)	654,296

Reverse Split Adjustment (Note 9)			65

Cancellation of Loan due to Shareholder (Note 8)	10,000,000	1,000	(333,333)	(333)			99,333			100,000

Common Stock issued for consulting fees (Note 12)					500,000	20,000				20,000

Net (Loss)	-	-	-	-	-	-		(1,146,311)	-	(1,146,311)

Balances at December 31, 2008	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,556,363	$(3,948,756)	$(1,176)	$(372,015)

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

The inventory is valued by comparing the total cost of the vehicle to our net realizable value at the time of sale or to the "Blue Book" value for unsold vehicles. The lower of these is used to price the inventory. Our experience has been that costs are usually equal to or lower than our net realizable value or the "Blue Book" value. Since our inventory is usually turned over in a short time, our pricing is not sensitive to wide deviations from the actual results. The Company has not had to make revisions to its pricing of inventory as a result of deviations from actual results. The inventories are limited by the amount of working capital the Company has at any one time.

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
	$198,006	$849,842

Note payable bank (Note payable to bank due February 2008, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	$100,000	$100,000

Convertible demand notes - The convertible demand notes in the amounts of $150,000, $250,000 and $75,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, earn interest at the rate of 9% through May 31, 2008, and at the rate of 6% thereafter, The notes are convertible at $0.25 per share. Interest is payable monthly.	$100,000	$700,000

6% unsecured demand notes payable	$804,246	$1,116,576

Loans payable-credit cards payable (Credit cards payable are unsecured, pay interest from 8.24% to 12.25% per annum and are payable in monthly installments)	$-	$173,299

Due to stockholders (The stockholder loans are unsecured, pay interest at 6% per annum, are subordinated to the bank loan and have no specific terms of repayment)	$1,746,269	$1,605,707
	$2,948,521	$4,545,424

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9-COMMON STOCK

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

NOTE 11- RELATED PARTY TRANSACTIONS

During 2006, 2007 and 2008, the Company paid $165,000, $120,000, and $ 20,000 respectively to William Solko's wife as a salary.

NOTE 12- PROFIT OR LOSS PER COMMON SHARE

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

NOTE 14 - INCOME TAXES
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

NOTE 15-COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and beginning during 2008, warehouse space on a month-to-month basis.  Rent expense was approximately $34,500 for 2008, $7,200 for 2007 and $7,500 for 2006. At December 31, 2007, future minimum lease payments were $2,800 for 2008.

NOTE 16- OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $1,485,247 at December 31, 2008 and $4,804,127 at December 31, 2007, which represents management's estimate of its net realizable value which approximate market. Such value is based on forecasts for sales of used automobiles in the ensuing year.  The used automobile industry is characterized by rapid price changes.  Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.  This risk is increased by the Company's need to move inventory due to the lack of working capital.

The Company has not experienced any significant write-downs or write-offs of inventory over the last three years.

NOTE 17- ACCRUED EXPENSES

Accrued expenses consist of the following:

Accrued expenses consist of the following:
	2008	2007
Interest	$59,444	$89,920
Auto repairs	19,302	79,435
Transportation	3,355	122,147
Commissions	-	10,236
Professional fees	51,845	52,500
Other expenses	-	19,118
	$133,946	$373,356

NOTE 18- BUSINESS AND CREDIT CONCENTRATIONS

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

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework , is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

William Solko	39	President, Chief Executive Officer, Chairman, Treasurer	December 2004

Michael Shaw	39	Vice President	December 2004

Marsha Solko	39	Director of Administration	December 2004

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

Date:	May 22, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer	March 22, 2009
WILLIAM SOLKO