Form 10-Q
period 2009-06-30
Northeast Automotive Holdings, Inc.
filed 2009-08-19
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of  August 19, 2009 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

June 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$512,606	$934,118
Inventory (Note 4)	1,510,493	1,485,247
Accounts receivable	199,270	421,909
Total Current Assets	2,222,369	2,841,275

Equipment, net (Note 5)	18,974	21,698
Other assets (Note 6)	6,785	8,479

TOTAL ASSETS	$2,248,128	$2,871,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$172,786	$159,040
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	125,599	198,006
Demand loans payable (Note 7)	795,346	904,246
Credit Card loan payable (Note 7)	-	-
Due to stockholders (Note 7)	1,234,346	1,746,269
Accrued expenses	123,470	133,946
Payroll taxes withheld and accrued	2,483	1,961
Total Current Liabilities	2,554,030	3,243,468

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding June 30, 2009 and December 31, 2008	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Deficit	(4,283,704)	(4,349,817)
	(304,726)	(370,839)
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	(305,902)	(372,015)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,248,128	$2,871,452

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net sales	$4,562,565	13,679,407	9,364,486	31,938,897

Cost of sales	4,292,413	13,625,613	8,783,234	31,434,719

Gross profit	270,152	53,794	581,252	504,178
Operating expenses:
Officers salaries	12,270	79,756	92,026	201,444
Interest expense	33,347	87,093	94,124	176,791
Selling, general and administrative	154,084	189,177	324,739	403,191
Total operating expenses	199,701	356,026	510,889	781,426

Profit (Loss) from operations	70,451	(302,232)	70,363	(277,248)

Income taxes	-	-	4,250	1,300

Net profit (loss)	$70,451	(302,232)	66,113	(278,548)

Deem preferred dividend	-	401,061	-	401,061

Net profit (loss) available to common stockholders	$70,451	(703,293)	66,113	(679,609)

Net profit (loss) per share, basic (Note 9)	$0.13	(1.27)	0.12	(1.23)

Weighted average number of shares outstanding - Basic	554,017	554,017	554,017	554,017

Net profit (loss) per share, diluted (Note 9)	$0.01	(1.27)	0.01	(1.23)

Weighted average number of shares outstanding - Diluted	11,054,017	554,017	11,054,017	554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$66,113	$(278,548)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	2,724	2,556
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	222,639	433,220
(Increase) decrease in inventory	(25,246)	1,172,741
(Increase) decrease in other assets	1,694	9,642
Increase (decrease) in accounts payable	13,746	133,611
Increase (decrease) in accrued expenses	(10,400)	(69,368)
Increase (decrease) in payroll taxes	522	(141,166)
Total adjustments	205,679	1,538,680

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	271,792	1,262,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,347)
CASH USED BY INVESTING ACTIVITIES	-	(3,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	1,397,167	3,586,106
Repayment of line of credit	(1,469,574)	(4,155,727)
Proceeds of stockholders loans	10,869	480,425
Repayment of stockholders loan	(522,866)	(244,894)
Proceeds of demand loans	-	257,214
Repayment of demand loans	(108,900)	(200,000)
Repayment on credit card loan	-	(138,299)

CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(693,304)	(415,175)

NET INCREASE (DECREASE) IN CASH	(421,512)	844,166

CASH
Beginning of year	934,118	328,658

End of period	$512,606	$1,172,824

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

Interest payments	$94,124	$176,791

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months Ended June 30, 2009 and 2008 are unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the entire year.

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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 331,737 at June 30, 2009 and the Company has an accumulated deficit of $ 4,283,704 since inception.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months Ended June 30, 2009 and 2008 are unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

	June 30,	December 31,
	2009	2008

Accounts receivable	$199,270	$421,909

The accounts receivable are due from the sale of used autos.  No provision for doubtful accounts has been recorded.

NOTE 4 – INVENTORIES

Inventory consists of the following:	June 30,	December 31,
	2009	2008

Automobiles purchased for resale	$1,510,493	$1,485,247

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 – OFFICE EQUIPMENT

The following is a summary of equipment:	June 30,	December 31,
	2009	2008
Equipment	$4,243	$4,243
Office equipment	7,673	7,673
Office furniture	25,148	25,148
Leasehold improvements	2,700	2,700
Total	39,764	39,764
Less: Accumulated depreciation	(20,790)	(18,066)
	$18,974	$21,698

NOTE 6 – OTHER ASSETS

Other assets consists of the following:	June 30,	December 31,
	2009	2008
Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	4,985	6,679
Security deposit	1,800	1,800
	$6,785	$8,479

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Six Months Ended June 30, 2009 and 2008 are unaudited)

NOTE 7 – NOTES AND LOANS PAYABLE

	June 30,	December 31,
	2009	2008
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
	$125,599	$198,006

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	$100,000	$100,000

9% convertible demand notes -The 9% convertible demand notes in the amounts of $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, are convertible at $0.25 per share. Interest is payable monthly.	$-	$100,000

Unsecured demand notes payable. Interest is payable monthly at the rate of 6% through February 2009 and 5% thereafter..	$795,346	$804,246

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	$1,234,346	$1,746,269

NOTE 8 – RELATED PARTY TRANSACTIONS

None

NOTE 9 – INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method.

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net profit (loss) available to common stockholders	$70,451	$(703,293)	$66,113	$(679,609)
Denominator:
Basic weighted-average shares outstanding	554,017	554,017	554,017	554,017
Effect of convertible preferred stock	10,000,000	10,000,000	10,000,000	10,000,000
Shares to be issued	500,000	500,000	500,000	500,000
Diluted weighted-average shares outstanding	11,054,017	554,017	11,054,017	554,017
Net income per share:
Basic	$0.13	$(1.27)	$0.12	$(1.23)
Diluted	$0.01	$(1.27)	$0.01	$(1.23)

NOTE 10 – OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $1,510,493 as of June 30, 2009, which represents management's estimate of its net realizable value which approximates market.  Such value is based on forecasts for sales of used automobiles in the ensuing year.  The used automobile industry is characterized by rapid price changes.  Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.  This risk is increased by the Company's need to move inventory due to the lack of working capital.

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

Adopted Accounting Principles

In the second quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the second quarter of 2009. We did not complete any business combinations in the second quarter of 2009.

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

For the Six months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the six months period ended June 30, 2009 and June 30, 2008.

	Six months ended June 30,
	2009	2008
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	93.8%	98.4%
Gross profit	6.2%	1.6%

Sales, general and administrative expenses	3.5%	1.3%
Other operating expenses	2.0%	1.2%
Total operating expenses	5.5%	2.5%
Profit (loss) from operations	0.8%	(0.0	) %

Revenues
Revenue for the six month periods ended June 30, 2009 were $9,364,485 a decrease of $ 22,574,411or 70.6% as compared to revenues for the six months period ended June 30, 2008 of $31,938,897. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the six months period in 2009 over 2008. Specifically, in the six months period ended June 30, 2009 we sold 730 vehicles at an average sales price of $12,857 as compared to 2,211 vehicles at an average sales price of $14,446 during the comparable period in 2008.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $8,783,234or 93.8% of net revenues during the six months period ended June 30, 2009 as compared to $31,434,719 or 98.4% for the comparable period in 2008, a decrease of $22,651,485 or 72.0%. Thus, our gross margin was 6.2% for the six months period ended June 30, 2009 as compared to 1.6% for the comparable period in 2008. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the six months period ended June 30, 2009 as compared to the comparable period in 2008.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $324,739 for the six months period ended June 30, 2009 or 3.5% of net revenue as compared to $403,191 or 1.3% of net revenue for the comparable period in 2008, a decrease in such expenses of $78,452 or 19.5% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our combined expenses for officers salaries and interest was $186,150 for the six months period ended June 30, 2009 or 2.0% of net revenue compared to the comparable period in 2008 when such expenses were $378,235 or 1.2% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2009 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Six months Period Ended June 30 2009	Six months Period Ended June 30, 2008	Change	Percent Change
Officers Salaries	$92,026	$201,444	$(109,418)	(54.3%)

Interest Expense	$94,124	$176,791	$(82,667)	(46.8%)

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the six months period ended June 30, 2009 was $66,113 or 0.7 % of net revenue as compared to an operating (loss) of $(278,548) or (0.9%) of net revenue for comparable period in 2008, an increase of $344,661. This increase in operating gain was primarily as a result of an increase in gross profits as well as a decrease of operating expense.

Capital Resources and Liquidity

Our liquidity is directly related to market trends and events, as well as our ability to interpret those trends and events and react accordingly. We are active in the used vehicle market daily, and we believe that while there will always be uncertainties and unusual events that may shape the market, we are highly capable of dissecting the data available to us, and both willing and able to make whatever changes are needed in a timely fashion to protect our liquidity. Unusual events may include the rise or fall of the cost of fuel, unforeseen economic changes in the geographic areas with which our company operates, or even acts of God. While we feel we are well capitalized at this time with the cash we have on hand, we do have a line of credit with Manheim Automotive Financial Services in the amount of $1,000,000 with which we typically have only 50% in use.

We have no material commitments for capital expenditures at this time. Our capital resources are used primarily for the purpose of purchasing inventory. However, we are under no obligation or contract to purchase inventory at any specific time or from any specific source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, we had cash and cash equivalents of $512,606 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2009, we had an outstanding balance of $125,599 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of June 30, 2009, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

There are no material changes to our risk factors previously disclosed on Form 10-K, dated December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of our security holders during the period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: August 19, 2009	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer