Form 10-K/A
period 2008-12-31
Northeast Automotive Holdings, Inc.
filed 2009-09-29
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K-A/2

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

BACKGROUND

Northeast Automotive Holdings, Inc., (the “Company”), was incorporated on October 12, 2007 in the State of Nevada.    Pursuant to an Agreement and Plan of Merger with Northeast Auto Acceptance Corp., a Florida Corporation (“NEAA-FL”) in November 2007, we acquired title to all property owned by NEAA-FL including its wholly owned subsidiary Northeast Auto Acceptance Corp., a New York  Corporation (“NEAA-NY”).  All of our operating business is currently conducted through our subsidiary, NEAA-NY, and our principal executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. Our telephone number at this address is (516) 377-6311.

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

LIQUIDITY AND CAPITAL RESOURCES

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

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2008

NORTHEAST AUTOMOTIVE HOLDINGS, INC

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F7-F17

F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Northeast Automotive Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Northeast Automotive Holdings, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Auto Acceptance Corp. at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $4,349,817 and a working capital deficiency of $402,194 at December 31, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 15, 2009, except for Note 1, Note 3, Note 9 are as of August 6, 2009

F2

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007
	(restated)
Current Assets:
Cash	$934,118	$328,658
Inventory (Note 5)	1,485,247	4,804,127
Accounts receivable	421,910	829,498
Total Current Assets	2,841,275	5,962,283

Equipment, net (Note 6)	21,698	23,464
Other assets (Note 7)	8,479	26,153

TOTAL ASSETS	$2,871,452	$6,011,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$159,040	$298,168
Note payable to bank (Note 8)	100,000	100,000
Credit line (Note 8)	198,006	849,842
Demand loans payable (Note 8)	904,246	1,816,576
Credit card loan payable (Note 8)	-	173,299
Due to stockholders (Note 8)	1,746,269	1,605,707
Accrued expenses (Note 18)	133,946	373,357
Payroll taxes withheld and accrued	1,960	140,655
Total Current Liabilities	3,243,467	5,357,604

Commitments and contingencies (Note 16)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding (Note 9)	1,000	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding as of December 31, 2008 and 887,285 shares issued and outstanding as of December 31, 2007 (Note 8)	554	887
Capital stock to be issued (500,000 shares) (Note 14)	20,000	-
Additional paid in capital	3,957,424	3,457,030
Deficit	(4,349,817)	(2,802,445)
	(370,839)	655,472
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity (Deficit)	(372,015)	654,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,871,452	$6,011,900

See Notes to Financial Statements
F3

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(restated)

Net sales	$43,015,451	$73,704,029	$71,317,892

Cost of sales	42,795,611	72,124,063	69,397,697

Gross profit	219,840	1,579,966	1,920,195

Operating expenses:
Officers salaries	315,955	612,090	634,022
Consulting fees	20,000	-	148,556
Interest expense	306,064	333,559	284,633
Selling, general and administrative	724,352	825,454	817,601
Total operating expenses	1,366,371	1,771,103	1,884,812

Profit (loss) from operations	(1,146,531)	(191,137)	35,383

Interest income	-	1,848	431
Income taxes (Note 14)	220	11,600	1,169

Net profit (loss)	(1,146,311)	(177,689)	36,983

Deemed preferred dividend	401,061	-	-

Net profit (loss) available to common stockholders	$(1,547,372)	$(177,689)	$36,983

Net profit (loss) per share, basic	$(2.23)	$(0.20)	$0.04

Weighted average number of shares outstanding, basic	692,879	887,285	887,285

Net profit (loss) per share, diluted	$(2.23)	$(0.20)	$0.04

Weighted average number of shares outstanding, diluted	692,879	887,285	887,285

See Notes to Financial Statements

F4

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(1,547,372)	$(177,689)	$36,983
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,113	426	2,309
Stock issued for consulting fees	20,000	-	-
Deemed preferred dividend	401,061	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	407,589	(134,317)	(100,381)
(Increase) decrease in inventory	3,318,880	(1,148,068)	(1,022,300)
(Increase) decrease in other assets	17,674	13,338	150,409
Increase (decrease) in accounts payable	(139,128)	34,518	116,003
Increase (decrease) in accrued expenses	(239,411)	(2,403)	(95,742)
Increase (decrease) in payroll taxes	(138,694)	(41,063)	70,702
Total adjustments	3,653,084	(1,277,569)	(879,000)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,105,712	(1,455,258)	(842,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,347)	(23,890)	(2,309)
CASH USED BY INVESTING ACTIVITIES	(3,347)	(23,890)	(2,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	5,113,005	8,846,708	8,767,633
Repayment of line of credit	(5,764,841)	(8,157,346)	(8,607,153)
Proceeds of stockholders loans	884,415	465,544	142,178
Repayment of stockholders loan	(643,854)	(61,833)	(118,408)
Proceeds of demand loans	257,214	517,245	491,030
Repayment of demand loans	(1,169,545)	(8,000)	(239,469)
Proceeds/(Repayments) on credit card loan	(173,299)	17,451	60,018
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,496,905)	1,619,769	495,829

NET INCREASE (DECREASE) IN CASH	605,460	140,621	(348,497)

CASH, beginning of year	328,658	188,037	536,534

CASH, end of year	$934,118	$328,658	$188,037

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-	$6,960
Interest payments	$306,064	$333,559	$284,633

NON-CASH FINANCING ACTIVITIES
Debt exchange for preferred stock	$(100,000)	$-	$-
Preferred stock issued for debt	$100,000	$-	$-
Deemed preferred dividend	$401,061	$-	$-

See Notes to Financial Statements
F5

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital Stock		Additional
	($.0001 par value)		($.001 par value)		to be issued		Paid-In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, January 1, 2006	-	$-	887,285	$3,457,917	-	$-	$-	$(2,661,739)	$(1,176)	$795,002

Net profit	-	-	-	-	-	-	-	36,983	-	36,983

Balance, December 31, 2006	-	-	887,285	3,457,917	-	-	-	(2,624,756)	(1,176)	831,985

Capital contribution	-	-	-	(3,455,255)	-	-	3,455,255	-	-	-

Net loss	-	-	-	-	-	-	-	(177,689)	-	(177,689)

Balance, December 31, 2007	-	-	887,285	2,662	-	-	3,455,255	(2,802,445)	(1,176)	654,296

Change in par value of common stock	-	-	-	(1,775)	-	-	1,775	-	-	-

Restated balances, December 31, 2007	-	-	887,285	887	-	-	3,457,030	(2,802,445)	(1,176)	654,296

Reverse split adjustment (Note 9)	-	-	65	-	-	-	-	-	-	-

Cancellation of loan due to shareholder (Note 8)	10,000,000	1,000	(333,333)	(333)	-	-	99,333	-	-	100,000

Common stock issued for consulting fees	-	-	-	-	500,000	20,000	-	-	-	20,000

Deemed preferred dividend	-	-	-	-	-	-	401,061	(401,061)	-	-

Net loss	-	-	-	-	-	-	-	(1,146,311)	-	(1,146,311)

Balance, December 31, 2008 (restated)	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,349,817)	$(1,176)	$(372,015)

See Notes to Financial Statements

F6

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RESTATEMENT

On August 4, 2009, Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), independent registered public accounting firm of Northeast Automotive Holdings, Inc. (the “Company”), informed the Company and the management, and the Board of Directors of the Company concluded, that the Company’s previously issued financial statements as of and for the year ended 2008, as included in the Current Report on Form 10-K filed with the Security Exchange Commission (the “Commission”) on May 22, 2009 (the “May 22, 2009 Form 10-K”), should not be relied upon.

The following are explanations of the restatement adjustments and presentation of the affected accounts in the consolidated balance sheet and statement of operations as previously reported and restated.

The company restated its previously reported deemed preferred dividend as a result of the incorrect calculation of deemed preferred dividends on the Series A Convertible Preferred Stock issued during 2008.

The consolidated financial statements as of December 31, 2008 and for the year then ended, and the notes thereto, have been restated to include the items identified in the above. The following financial statement line items were impacted:

	As previously
	reported	Restated
	December 31, 2008	December 31, 2008
Consolidated Balance Sheets
Additional paid in capital	$3,556,363	$3,957,424
Deficit	$(3,948,756)	$(4,349,817)

	As previously
	reported	Restated
	Year Ended	Year Ended
	December 31, 2008	December 31, 2008
Consolidated Statements of Operations
Deemed preferred dividends	$-	$401,601
Net profit (loss) available to common stockholders	$(1,146,311)	$(1,547,372)

F7

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $402,194 at December 31, 2008 and the Company has an accumulated deficit of $4,349,817 since inception.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F8

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reverse Stock Split

The Company effected a 1-for-5 reverse stock split of its common stock no par value on February 20, 2004 and a 1-for-30 reverse stock split of its common stock, $0.001 par value on June 17, 2008. Accordingly all share and per share information included in the consolidated financial statements has been adjusted to reflect the reverse stock split.

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

F9

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	December 31,
	2008	2007

Accounts receivable-trade	$421,909	$829,498

The accounts receivable are due from the sale of used autos. No provision for doubtful accounts has been recorded since most all receivables are collected within 14 to 23 days. The Company has not had any unpaid receivables in the past five years.

F10

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventory consists of the following:
	December 31,
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

NOTE 6 – EQUIPMENT

The following is a summary of equipment:
	December 31,
	2008	2007
Equipment	$39,764	$36,418
Less: Accumulated amortization	(18,067)	(12,954)
Total	$21,697	$23,464

NOTE 7 – OTHER ASSETS

Other assets consists of the following:
	December 31,
	2008	2007
Prepaid state corporate taxes	$6,680	$24,353
Security deposit	1,800	1,800
Total	$8,480	$26,153

F11

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – NOTES AND LOANS PAYABLE

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
	$198,006	$849,842

Note payable bank (Note payable to bank due February 2008, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	100,000	100,000

Convertible demand notes - The convertible demand notes in the amounts of $150,000, $250,000 and $75,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, earn interest at the rate of 9% through May 31, 2008, and at the rate of 6% thereafter, The notes are convertible at $0.25 per share. Interest is payable monthly.	100,000	700,000

6% unsecured demand notes payable	804,246	1,116,576

Loans payable-credit cards payable (Credit cards payable are unsecured, pay interest from 8.24% to 12.25% per annum and are payable in monthly installments)	-	173,299

Due to stockholders (The stockholder loans are unsecured, pay interest at 6% per annum, are subordinated to the bank loan and have no specific terms of repayment)	1,746,269	1,605,707
	$2,948,521	$4,545,424

F12

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PREFERRED STOCK

On April 22, 2008 a Debt Exchange Agreement (“Agreement”) was entered into between Northeast Automotive Holdings, Inc. (the “Company” or “NEAH”) and William Solko (the “Holder”). The Agreement calls for the Holder to waive, release, forgive and cancel a portion of the debt in the amount of $100,000 owed to the Holder by the Company. In addition, in consideration for this Agreement, the Holder hereby agrees to cancel 333,333 shares of the Holders’ 500,000 shares Common Shares. In exchange, NEAH will issue to the Holder 10,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”).

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

The estimated maximum liquidation value would approximate the stockholders equity since any gross profit on liquidation of the inventory would be offset by operating and liquidating expenses.  With the deterioration of the used vehicle market during late 2007 and into 2008, the chance of a breakeven liquidation was extremely unlikely in the near future.  Since the preferred stock will automatically convert to common shares in a short three years, this liquidation preference right is of limited value especially to an already controlling shareholder.  The Company therefore places no value on this preference.

Fourth preference: (iv) automatically convert after three years to one share of Common stock.
Fifth preference: (v) not to be subject to reverse stock splits and other changes to the Common stock capital of the Company
Sixth preference: (vi) convertible at the option of the holder after forty-five (45) days.

The Company believes their preference has no value since it is a forced conversion at the same ratio as the voluntary conversion that is available after June 6, 2008.

On April 22, 2008, at the time of issuance, the Preferred stock was not readily tradable in an open market. The Company determined the fair value of the 333,333 Common shares canceled was $254,702 at $0.764 per share based on the Company’s net assets of $677,980 as at March 31, 2008 divided by 887,286 shares issued and outstanding (the “Net asset approach”). The Company believes that it was appropriate to determine the fair value of its common stock at $0.764 based on the Net asset approach rather the available market stock price based on the fact that (1) there were limited stock trading activities on the market, (2) the relevant historic and current financial conditions of the Company, and (3) the industry and Company’s outlook for the future. Accordingly, the Company believes that the Net asset approach represented a more accurate and objective criteria for evaluating the Common shares of the Company. In addition, the Holder forgave a loan in the amount of $100,000 that was owed to the Holder by the Company.

F13

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PREFERRED STOCK (continued)

On June 17, 2008, the Board of Directors approved a 1 for 30 reverse stock splits for the common stock. The Company reevaluated the fair market value of the 10,000,000 Preferred stock that was issued on April 22, 2008 because the Preferred stock that was convertible into Common stock at 1:1 ratio was not affected by the reverse stock split.

The Company determined the fair value of the Common shares at $0.0401 based on the Company’s adjusted net assets of $423,278 divided by the total assumed number of 10,553,953 shares issued and outstanding (as if all Series A Preferred stock were converted to Common stock).

As a result, the Company recorded deemed preferred dividend of $401,601.

Stockholders' Equity at March 31, 2008	$677,980
Value of Common Shares Canceled at April 22, 2008	(254,702)
Adjusted Stockholders' Equity at April 22, 2008	$423,278

Common Stock Outstanding at March 31, 2008	887,286
Common Stock Cancelled at April 22, 2008	(333,333)
Assumed all Preferred Stock Converted to Common Stock	10,000,000
Adjusted Common Stock Outstanding at June 17, 2008	10,553,953

Fair Value of Common Stock per share	$0.0401

Deemed Preferred Stock Dividend for 10,000,000 shares	$401,061

NOTE 10 - COMMON STOCK

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

On June 20,2008, the Company agreed to file Form S-8 and to issue 500,000 shares of the Company’s common stock for consulting services. The Company will expense the $20,000 over six months period. (See Note 14)

NOTE 11 - REVERSE STOCK SPLIT

The Board of Directors and Shareholders have voted and approved a 1-for-30 reverse share split (the “Reverse Stock Split”) of the common stock of the Corporation, $0.001 par value per share (the “Common Stock”) on June 17, 2008.

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2006, 2007 and 2008, the Company paid $165,000, $120,000, and $ 20,000 respectively to William Solko's wife as a salary.

F14

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - PROFIT OR LOSS PER SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

	December 31,
	2008	2007
Numerator
Net income (loss) available to common stockholders	$(1,547,372)	$(177,689)

Denominator
Weighted-average shares outstanding for earnings per share, basic	692,879	887,285

Effect of dilutive securities:
Convertible preferred stock	-	-
Weighted-average shares outstanding for earnings per share, diluted	692,879	887,285

The following were excluded fron the computation of the diluted securities outstanding as they would have been an anti-dilutive impact.

	December 31,
	2008	2007

Convertible preferred stock	10,000,000	-

NOTE 14 – CONSULTING AGREEMENT

On June 20, 2008, the Company entered into a consulting agreement for a period of six months and agreed to file a Form S-8 for 500,000 shares of common stock. The Company has charged the prepaid consulting expense $20,000 and is expensing this amount over six months. The closing price for the Company’s common stock was $0.04 on June 30, 2008.

NOTE 15 - INCOME TAXES

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

The components of the Company’s tax provision were as follows:

	Year Ended December 31,
	2008	2007	2006
Current income tax (benefit) expense	$(465,000)	$(13,000)	$13,000
Deferred income tax expense (benefit)	465,000	13,000	(13,000)
Total	$-	$-	$-

F15

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES (continued)

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2008 and 2007:

	Year Ended December 31,
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

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:
	Year Ended December 31,
	2008	2007	2006
Deferred tax asset from loss carry forward	$683,000	$218,000	$150,000
Valuation allowance	(683,000)	(218,000)	(150,000)
Net deferred tax assets	$-	$-	$-

The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2008.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant profits from the sale of its products, it believes that the full valuation allowance should be provided.

NOTE 16 -COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and beginning during 2008, warehouse space on a month-to-month basis.  Rent expense was approximately $34,500 for 2008, $7,200 for 2007 and $7,500 for 2006. At December 31, 2007, future minimum lease payments were $2,800 for 2008.

NOTE 17 - OFF BALANCE SHEET RISK

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

F16

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Interest	$59,444	$89,920
Auto repairs	19,302	79,435
Transportation	3,355	122,147
Commissions	-	10,236
Professional fees	51,845	52,500
Other expenses	-	19,118
Total	$133,946	$373,356

NOTE 19 - BUSINESS AND CREDIT CONCENTRATIONS

The amount reported in the financial statements for cash, trade accounts receivable and inventories approximates fair market value.  Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized in the financial statements.  See Note 15 for more details.

F17

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

Date:	September 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer	September 29, 2009
WILLIAM SOLKO