Form 10-Q
period 2009-09-30
Northeast Automotive Holdings, Inc.
filed 2009-11-20
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of   November 20, 2009 was 554,017 shares.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$183,682	$934,118
Inventory (Note 4)	1,726,414	1,485,247
Accounts receivable	176,824	421,910
Total Current Assets	2,086,920	2,841,275

Equipment, net (Note 5)	17,612	21,698
Other assets (Note 6)	7,723	8,479

TOTAL ASSETS	$2,112,255	$2,871,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$379,775	$159,040
Note payable to bank (Note 7)	100,000	100,000
Credit line (Note 7)	256,195	198,006
Demand loans payable (Note 7)	795,346	904,246
Credit Card loan payable (Note 7)	-	-
Due to stockholders (Note 7)	710,381	1,746,269
Accrued expenses	66,499	133,946
Payroll taxes withheld and accrued	1,661	1,960
Total Current Liabilities	2,309,857	3,243,467

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding March 31, 2009 and December 31, 2008	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Deficit	(4,175,405)	(4,349,817)
	(196,426)	(370,839)
Less: Treasury stock (200,000 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	(197,602)	(372,015)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,112,255	$2,871,452

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,716,052	6,447,399	13,101,548	38,386,296

Cost of sales	3,453,266	6,404,986	12,257,510	37,839,705

Gross profit	262,786	42,413	844,038	546,591
Operating expenses:
Officers salaries	-	79,756	92,026	281,199
Interest expense	37,141	78,847	131,265	255,638
Consulting fees	-	11,333		11,333
Selling, general and administrative	116,484	166,279	441,147	569,470
Total operating expenses	153,625	336,215	664,438	1,117,640

Profit (Loss) from operations	109,161	(293,802)	179,600	(571,049)

Income taxes (Note 11)	9380	1,520	5,188	(220)

Net profit (loss)	$108,223	(292,282)	174,412	(570,829)

Net profit (loss) per share, basic (Note 9)	$0.20	(0.53)	0.31	(1.03)

Weighted average number of shares outstanding, basic	554,017	554,017	554,017	554,017

Net profit (loss) per share, diluted (Note 9)	$0.01	(0.53)	0.02	(1.03)

Weighted average number of shares outstanding, diluted	11,054,017	554,017	11,054,017	554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$174,412	$(570,829)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	4,086	3,835
Stock issued for consulting fees		20,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	245,085	728,397
(Increase) decrease in inventory	(241,167)	1,789,519
(Increase) decrease in other assets	756	14,342
(Increase) decrease in prepaid consulting fees		(8,667)
Increase (decrease) in accounts payable	220,735	(94,429)
Increase (decrease) in accrued expenses	(67,444)	(141,330)
Increase (decrease) in payroll taxes	(300)	(143,560)
Total adjustments	161,751	2,168,107

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	336,163	1,597,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,347)
CASH USED BY INVESTING ACTIVITIES	-	(3,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	2,310,143	4,276,399
Repayment of line of credit	(2,251,954)	(5,056,385)
Proceeds of stockholders loans	107,867	729,374
Repayment of stockholders loan	(1,143,755)	(428,187)
Proceeds of demand loans	-	257,214
Repayment of demand loans	(108,900)	(575,000)
Repayment on credit card loan	-	(152,930)

CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(1,086,599)	(949,515)

NET INCREASE (DECREASE) IN CASH	(750,436)	644,416

CASH
Beginning of year	934,118	328,658

End of period	$183,682	$973,074

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$937	$-
Interest payments	$131,265	$255,638

SUPPLEMENTAL FINANCE AND INVESTMENT INFORMATION
Conversion of debt to preferred stock	$-	$100,000

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months Ended September 30, 2009 and 2008 are unaudited)

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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $ 222,937 at September 30, 2009 and the Company has an accumulated deficit of $4,175,405 since inception.

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

Adopted Accounting Principles

In the first quarter of 2009, we adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In the first quarter of 2009, we adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The Company adopted the standard beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. These additional disclosures do not change the accounting treatment for postretirement benefits plans and are effective for us for fiscal year 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

Interim Financial Information

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the entire year.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of operations and cash flows for the nine months ended September 30, 2009 and 2008, respectively.

The company has evaluated subsequent events through the date that the financial statements were issued, which was November 20, 2009, the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months Ended September 30, 2009 and 2008 are unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2009	2008

Accounts receivable	$176,824	$421,910

The accounts receivable are due from the sale of used autos.  No provision for doubtful accounts has been recorded.

NOTE 4 – INVENTORIES

Inventory consists of the following:	September 30,	December 31,
	2009	2008

Automobiles purchased for resale	$1,726,414	$1,485,247

Inventories are stated at the lower of cost or market.

The automobile inventory is limited by the amount of working capital the Company has at any one time.

NOTE 5 – OFFICE EQUIPMENT

The following is a summary of equipment:	September 30,	December 31,
	2009	2008
Equipment	$4,243	$4,243
Office equipment	7,673	7,673
Office furniture	25,148	25,148
Leasehold improvements	2,700	2,700
Total	39,764	39,764
Less: Accumulated depreciation	(22,152)	(18,066)
	$17,612	$21,698

NOTE 6 – OTHER ASSETS

Other assets consists of the following:	September 30,	December 31,
	2009	2008
Prepaid federal corporate taxes	$-	$-
Prepaid state corporate taxes	5,923	6,679
Security deposit	1,800	1,800
	$7,723	$8,479

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Disclosures at and for the Nine Months Ended September 30, 2009 and 2008 are unaudited)

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
	$256,195	$198,006

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

9% convertible demand notes -The 9% convertible demand notes in the amounts of $150,000, $250,000 and $300,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, are convertible at $0.25 per share. Interest is payable monthly.	-	100,000

Unsecured demand notes payable. Interest is payable monthly at the rate of 6% through February 2009 and 5% thereafter.	795,346	804,246

Credit cards payable - Credit cards payable are unsecured, pay interest from 4.99% to 13.25% per annum and are payable in monthly installments. The average rate is 9.36%.	-	-

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	710,381	1,746,269
	$1,861,922	$2,948,521

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net profit (loss) available to common stockholders	$108,223	$(292,282)	$174,412	$(570,829)
Denominator:
Basic weighted-average shares outstanding	554,017	554,017	554,017	554,017
Effect of convertible preferred stock	10,000,000	10,000,000	10,000,000	10,000,000
Shares to be issued	500,000	500,000	500,000	500,000
Diluted weighted-average shares outstanding	11,054,017	554,017	11,054,017	554,017
Net income per share:

Basic	$0.20	$(0.53)	$0.31	$(1.03)

Diluted	$0.01	$(0.53)	$0.02	$(1.03)

NOTE 10 – OFF BALANCE SHEET RISK

Included in the accompanying balance sheet is inventory of used automobiles at a carrying value of $1,726,414 as of September 30, 2009, which represents management's estimate of its net realizable value which approximates market.  Such value is based on forecasts for sales of used automobiles in the ensuing year.  The used automobile industry is characterized by rapid price changes.  Should demand for used automobiles prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown in the balance sheet.  This risk is increased by the Company's need to move inventory due to the lack of working capital.

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

Adopted Accounting Principles

In the first quarter of 2009, we adopted revised standards for business combinations. These revised standards generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date.

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

In the first quarter of 2009, we adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The Company adopted the standard beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued additional disclosure requirements for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. These additional disclosures do not change the accounting treatment for postretirement benefits plans and are effective for us for fiscal year 2009.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

Results of operations

For the Nine months Ended September 30, 2009 and September 30, 2008

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the nine months period ended September 30, 2009 and September 30, 2008.

	Nine months ended September 30,
	2009	2008
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	93.6%	98.6%
Gross profit	6.4%	1.4%

Sales, general and administrative expenses	3.4%	1.5%
Other operating expenses	1.7%	1.4%
Total operating expenses	5.1%	2.9%
Profit (loss) from operations	1.4%	(1.5)%

Revenues
Revenue for the nine months period ended September 30, 2009 were $13,101,548 a decrease of $25,284,748 or 65.9% as compared to revenues for the nine months period ended September 30, 2008 of $38,386,296. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the nine months period in 2009 over 2008. Specifically, in the nine months period ended September 30, 2009 we sold 1,005 vehicles at an average sales price of $13,036 as compared to 2,671 vehicles at an average sales price of $14,372 during the comparable period in 2008.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $12,257,510 or 93.6% of net revenues during the nine months period ended September 30, 2009 as compared to $37,839,705 or 98.6% for the comparable period in 2008, a decrease of $25,582,195 or 67.6%. Thus, our gross margin was 6.4% for the nine months period ended September 30, 2009 as compared to 1.4% for the comparable period in 2008. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the nine months period ended September 30, 2009 as compared to the comparable period in 2008.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $441,147 for the nine months period ended September 30, 2009 or 3.4% of net revenue as compared to $569,470 or 1.5% of net revenue for the comparable period in 2008, a decrease in such expenses of $128,323 or 22.5% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries and interest was $223,291 for the nine months period ended September 30, 2009 or 1.7% of net revenue compared to the comparable period in 2008 when such expenses were $548,170 or 1.4% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2009 as well as a decrease in interest expense and consulting fees. The following table shows the changes in the components of these expenses during the comparable periods.

	Nine months Period Ended September 30 2009	Nine months Period Ended September 30, 2008	Change	Percent Change
Officers Salaries	$92,026	$281,199	$(189,173)	(67.3)%
Interest Expense	$131,265	$255,638	$(124,373)	(48.7)%
Consulting Fees	$-	$11,333	$(11,333)	(100.0)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the nine months period ended September 30, 2009 was $179,600 or 1.3 % of net revenue as compared to an operating (loss) of $(571,049) or (1.5%) of net revenue for comparable period in 2008, an increase of $750,649. This increase in operating gain was primarily as a result of an increase in gross profits as well as a decrease of operating expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, we had cash and cash equivalents of $183,682 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2009, we had an outstanding balance of $256,195 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2009, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended September 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: November 20, 2009	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer