Form 10-K
period 2009-12-31
Northeast Automotive Holdings, Inc.
filed 2010-04-15
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

State issuer’s revenues for its most recent fiscal year. $16,692,590

The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2009 based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board was $19,240. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Number of shares of the registrant’s common stock outstanding as of March 31, 2010: 554,017 shares of Common Stock.

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

OUR BUSINESS

The Company currently seeks to exploit its 13 years of experience in the wholesale automobile industry and the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicle from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest . We are involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers.  We generally sell our vehicles only through established third-party auctions which act as a marketplace for used vehicles. We thus help align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

During our last audited year, which ended December 31, 2009, we had total revenue of $16,692,590 and a net profit of $297,603.

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

The average time it takes to ship a vehicle is five days.  Our shipping costs are partially dependant on the price of fuel and may rise or fall depending upon the then-current fuel costs at any point in time and as of December 31, 2009, our average cost to ship a vehicle is $194 per vehicle.  Once our vehicles are shipped to the third party auction locations, they are cleaned and minor repairs, if necessary, are made by third party contractors who are provided by the auction houses as add-on services available to all of its sellers.

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

Growing vehicle sales volume ..  We expect to grow our business by capitalizing on the increasing volume of used vehicles purchase and sold annually.  We intend to increase vehicle volume from existing institutional customers and to add new accounts by increased marketing efforts and through the acquisition of smaller competitors.

Identifying new markets ..  We expect to expand our resale efforts from the Pacific Northwest to other geographic markets within the United States where we can identify similar market inefficiencies and where the supply of high quality, late model used vehicles is limited.

Acquisitions of Smaller Competitors .  We have a large number of smaller competitors whose sales volume is less than ours, but who have established relationships with dealers with whom we do not currently do business.  We plan on either acquiring one or more of these smaller competitors or entering into other relationships with such companies which allows us to take advantage of their existing relationship.

Optimizing profit per vehicle sold . In 2009, we had a net profit per car sold of $239.42. We plan to increase our average profit per car by negotiating better terms from sellers and by reducing transportation costs through greater volume commitments to shippers and through the possible utilization of railroad shipping for vehicles which are now available to us due to the larger number of vehicles that we now ship.

COMPETITIVE STRENGTHS

We believe that the following key competitive strengths are critical to our continuing success:

Experienced management team . The members of our senior management team have an average of 18 years of experience in the auto industry and have successfully grown our company to become a leader in the wholesale used vehicle market. Our management team has accomplished this by implementing a disciplined strategy of selective vehicle purchases and increasing sales. Over the past several years, our management team has demonstrated its ability to efficiently and successfully integrate both large and small acquisitions of used vehicles and has increased the number of vehicles bought and sold annually.

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

EMPLOYEES

As of December 31, 2009, we had five full and part time employees, including two in Sales and Support and three in Administration.  In addition, we have on-going relationships with six contactors who work as sales representatives for the Company. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

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

Our Business is Highly Competitive . The reselling of late model used vehicles is a highly competitive business. The Company’s competition includes publicly and privately owned franchised new car dealers and independent dealers, as well as millions of private individuals.  The company’s competitors may sell the same or similar makes of vehicles that the Company offers in the same or similar markets at competitive prices. Further, new entrants to the market could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins.   Additionally, competition on vehicle sales is increasing as these products are now being marketed and sold over the Internet. Customers are using the Internet to compare pricing for cars and related financing, which may further reduce the Company’s profitability.

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

We Currently Have Just One Director .  Our Board of Directors is currently comprised of just one member, our Chief Executive Officer William Solko.  Thus, without any independent directors, conflicts of interest between the Company and our Chief Executive Officer may occur regarding issues such as executive compensation.  We intend to increase the size of the Board of Directors in 2010.

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

Our executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. The Company rents office space on a month-to-month basis at two locations and beginning during 2008, warehouse and storage spaces on a month-to-month basis.  Rent expense was approximately $42,816 for 2009, $34,500 for 2008 and $7,200 for 2007. At December 31, 2009, future minimum lease payments were $2,800 for 2010. We believe that these spaces are sufficient and adequate to operate our current business.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the "Company" or " we " ) for the periods presented. This discussion and analysis should be read in conjunction with the   Consolidated Financial Statements, the related Notes to   Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Form 10-K for the fiscal year ended December 31, 2009, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item I of this Report on Form 10-Q ("Form 10-Q") and the Company ' s other SEC filings and public disclosures.

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

For the Year Ended December 31, 2009, and 2008

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the year ended December 31, 2009, 2008, and 2007.

ANNUAL RESULTS OF OPERATIONS	Years Ended December 31
	2009		2008
(In thousands)	Amount	%	Amount	%
Net Revenues	$16,693	100.00%	$43,015	100.00%
Cost of Revenues	15,555	93.19%	42,796	99.49%
Gross Profit	1,138	6.81%	219	0.51%
Sales, general and administrative expenses	601	3.59%	724	1.68%
Other expenses	239	1.43%	642	1.49%
Total costs and expenses	840	5.02%	1,366	3.18%
Profit (loss) from operations	$298	1.79%	$(1,146)	(2.67)%

Revenues

Revenue for the year ended December 31, 2009 were $16,692,590, a decrease of $26,322,861 or 61.2% over revenues for the year ended December 31, 2008 of $43,015,451. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the year 2009 over 2008. Specifically, in the year ended December 31, 2009, we sold 1,243 vehicles at an average sales price of $13,429 as compared to 3,002 vehicles at an average sales price of $14,329 during the comparable period in 2008. The sharp decrease in revenues was due to a continued dramatic slowdown in the auto industry in 2009. As gas prices rose steadily, and economic conditions worsened, we experienced a significant drop in demand for used vehicles. Sales of light trucks and sport utility vehicles, our core product, dropped sharply. As dealers nationwide scrambled to sell off their light truck and SUV inventory, prices plummeted. This led to a glut of these types of vehicles in the market and a further erosion of vehicle values. We continued in 2009 to see little demand for these vehicles. We expended tremendous amounts of time and energy attempting to market our existing inventory, which prevented us from buying and selling new inventory which would have offset the dramatic drop in revenues we reported.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $15,555,099 or 93.2% of net revenues during the year ended December 31, 2009, a decrease of $27,240,512, as compared to $42,795,611 or 99.5% for the comparable period in 2008. Thus, our gross margin was 6.80% for the year ended December 31, 2009 as compared to 0.51 % for the comparable period in 2008. The decrease in our cost of revenue is attributable to a decrease in the number of the vehicles sold during the year ended December 31, 2009 as compared to the comparable period in 2008.   The decrease in the number of units sold was the result of higher fuel prices, and worsening economic conditions, which led to a dramatic drop in demand for our core product, light trucks and sport utility vehicles.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative ("SGA") expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $600,729 for the year ended December 31, 2009 or 3.60% of net revenue as compared to $724,132 or 1.68 % of net revenue for the comparable period in 2008, a decrease in such expenses of $123,403 or (17.04%). The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses. As the slowdown in the used vehicle industry took hold, we made every attempt to reduce our expenses wherever we saw fit. Most significantly, we reduced our workforce. This reduction included the elimination of full time salaried positions, as well as the termination of our relationship with certain subcontracted personnel.

Other Expenses

Our combined expenses for officers   salaries, consulting fees and interest was $239,159 for the year ended December 31, 2009 or 1.43% of net revenue compared to the comparable period in 2008 when such expenses were $642,019 or 1.49% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries and interest expense.
Our combined expenses for officers   salaries, consulting fees and interest was $642,019 for the year ended December 31, 2008 or 1.49% of net revenue compared to the comparable period in 2007 when such expenses were $945,649 or 1.28% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries, consulting fees and interest expenses. The following table shows the changes in the components these expenses during the comparable periods.

ANNUAL OPERATING EXPENSES	Year Ended	Year Ended	Variance
	December 31, 2009	December 31, 2008	Amount	%

Sale, General and Administrative Expenses	$600,729	724,352	$(123,623)	(17.07)%
Officers Salaries	92,026	315,955	(223,929)	(70.87)%
Consulting Fees	-	20,000	(20,000)	(100.00)%
Interest Expense	147,133	306,064	(158,931)	(51.93)%
Total Costs and Expenses	$839,888	1,366,371	$(526,483)	(38.53)%

Operating Gain (Loss)
Operating profit (loss) from operations is calculated as our revenues less all of our operating expenses. Our operating profit (loss) for the year ended December 31, 2009 was $297,603 or 1.78% of net revenue as compared to an operating loss of ($1,146,311) or (2.67%) of net revenue for comparable period in 2008. This increase in operating gain was primarily as a result of an increase in gross revenues combined with a decrease in operating expense.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

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

No other recently issued accounting standards will have an impact on its consolidated results of operations, financial position or cash flows.

For the Three Months Ended December 31, 2009 and December 31, 2008

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended December 31, 2009 and December 31, 2008.

QUARTERLY RESULTS OF OPERATIONS	Three Months ended December 31
	2009		2008
(In thousands)	Amount	%	Amount	%
Net Revenues	$3,591	100.00%	$4,629	100.00%
Cost of Revenues	3,300	91.90%	4,956	107.06%
Gross Profit	291	8.1%	(327)	(7.06)%
Sales, general and administrative expenses	152	4.23%	155	3.35%
Other expenses	16	0.45%	94	2.03%
Total costs and expenses	168	4.68%	249	5.37%
Profit (loss) from operations	$123	3.42%	$(575)	(12.43)%

Revenues
Revenue for the three month period ended December 31, 2009 were $3,591,042 a decrease of $1,038,113 or 22.43 % as compared to revenues for the three month period ended December 31, 2008 of $4,629,155. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2009 over 2008. Specifically, in the three month period ended December 31, 2009 we sold 236 vehicles at an average sales price of $15,216 as compared to 330 vehicles at an average sales price of $14,028 during the comparable period in 2008.  Despite a significant drop in the price of fuel, market conditions did not improve as we had hoped they would in the fourth quarter.  Relief from high fuel prices was met with a further worsening of the economy in general. Our customer’s appetite for our product did not return, and we were unable to successfully implement our business strategies.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $3,299,507 or 91.88% of net revenues during the three month period ended December 31, 2009 as compared to $4,955,906 or 107.06% for the comparable period in 2008, a decrease of $1,656,399 or 33.42%. Thus, our gross margin was 8.12% for the three month period ended December 31, 2009 as compared to (7.06%) for the comparable period in 2008. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended September 30, 2009 as compared to the comparable period in 2008. Our cost of sales and gross profit margin were impacted by our inability to purchase and sell vehicles in an unstable used vehicle market. Supply of late model used vehicles outstripped demand in the fourth quarter, and we were unable to find new customers given a market that was so overly saturated.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative ("SGA'') expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $152,478 for the three month period ended December 31, 2009 or 4.25% of net revenue as compared to $154,882 or 3.35% of net revenue for the comparable period in 2008, a decrease in such expenses of $2,404 or (0.9%). The decrease in the ratio of   SGA expenses to net revenue was primarily due to a decrease in operating expenses.   We aggressively implemented cost saving measures in the fourth quarter of 2009 in an effort to reduce our operating expense. These measures included the elimination of full time positions, as well as the termination of our relationships with certain independent contractors.

Other Expenses
Our combined expenses for officers salaries, consulting fees and interest was $15,868 for the three month period ended December 31, 2009 or 0.44 % of net revenue compared to the comparable period in 2008 when such expenses were $93,849 or 2.03% of net revenue. The decrease in such expenses is attributable to decreased officers' salaries, interest expense and consulting fees in 2009. Given the challenges the company experienced in 2009, the company’s officers accepted a significant decrease in compensation in the third and fourth quarter of 2009 as compared to 2008. The following table shows the changes in the components of these expenses during the comparable periods.

QUARTERLY OPERATING EXPENSES	Three Months Ended		Variance
	December 31, 2009	December 31, 2008	Amount	%
Sale, General and Administrative Expenses	$152,477	154,882	$(2,405)	(1.55)%

Officers Salaries	-	34,756	(34,756)	-%

Consulting Fees	-	8,667	(8,667)	-

Interest Expense	15,868	50,426	(34,558)	(68.53)%

Total Operating Expenses	$168,345	248,731	$(80,386)	(32.32)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the three month period ended December 31, 2009 was $123,189 or 3.43% of net revenue as compared to an operating loss of ($575,482) or (12.43%) of net revenue for comparable period in 2008, a increased gain of $698,671. This increase in operating profit was primarily as a result of an increase in gross revenues which was greater than the decrease of operating expense.

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

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for that amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, we had cash and cash equivalents of $341,629 invested in standard bank checking accounts and highly liquid money market instruments.  Such investments are subject to interest rate and credit risk.  Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2009, we had an outstanding balance of $325,588 on our revolving credit facility with Manheim Auto Financial Services, Inc.  Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%.  In addition, as of December 31, 2009, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

Item 8.         Financial Statements and Supplementary Data.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2009

NORTHEAST AUTOMOTIVE HOLDINGS, INC

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

CONSOLIDATED BALANCE SHEETS	F4

CONSOLIDATED STATEMENTS OF OPERATIONS	F5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8-F14

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Automotive Holdings, Inc,
Merrick, New York

We have audited the accompanying consolidated balance sheet of Northeast Automotive Holdings, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 14, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Northeast Automotive Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Northeast Automotive Holdings, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the yearended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Auto Acceptance Corp. at December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $4,349,817 and a working capital deficiency of $402,192 at December 31, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 15, 2009, except for Note 1, Note 3, Note 9 are as of August 6, 2009

F3

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$341,629	$934,118
Inventory	1,554,549	1,907,157
Total Current Assets	1,896,178	2,841,275

Equipment, net	16,251	21,698
Other assets	7,773	8,479

TOTAL ASSETS	$1,920,202	$2,871,452

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$136,711	$159,040
Note payable to bank	100,000	100,000
Credit line	325,588	198,006
Demand loans payable	770,861	904,246
Due to stockholders	584,115	1,746,269
Accrued expenses	75,023	133,946
Payroll taxes withheld and accrued	2,316	1,960
Total Current Liabilities	1,994,614	3,243,467

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding	554	554
Capital stock to be issued (500,000 shares)	20,000	20,000
Additional paid in capital	3,957,424	3,957,424
Deficit	(4,052,214)	(4,349,817)
	(73,236)	(370,839)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	(74,412)	(372,015)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,920,202	$2,871,452

See Notes to Financial Statements

F4

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008

Net sales	$16,692,590	$43,015,451

Cost of sales	15,555,099	42,795,611

Gross profit	1,137,491	219,840

Operating expenses:
Officers salaries	92,026	315,955
Consulting fees	-	20,000
Selling, general and administrative	600,729	724,132
Total operating expenses	692,755	1,060,087

Profit (loss) from operations	444,736	(840,247)

Interest expense	147,133	306,064

Net profit (loss)	297,603	(1,146,311)

Deemed preferred dividend	-	401,061

Net income (loss) attributable to common stockholders	$297,603	$(1,547,372)

Net income (loss) per common share, basic	$0.430	$(2.23)

Weighted average number of shares outstanding, basic	692,879	692,879

Net income (loss) per common share, diluted	$0.430	$(2.23)

Weighted average number of shares outstanding, diluted	692,879	692,879

See Notes to Financial Statements

F5

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$297,603	$(1,547,372))
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,447	5,113
Stock issued for consulting fees	-	20,000
Deemed preferred dividend	-	401,061
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	407,589
Decrease in inventory	352,608	3,318,880
Increase in other assets	706	17,674
Decrease) in accounts payable	(22,329)	(139,128)
Decrease in accrued expenses	(58,923)	(239,411)
Increase (decrease) in payroll taxes	356	(138,694)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	575,468	2,105,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(3,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	3,355,179	5,113,005
Repayment of line of credit	(3,227,597)	(5,764,841)
Proceeds of stockholders loans		884,415
Repayment of stockholders loan	(1,162,155)	(643,854)
Proceeds of demand loans	-	257,214
Repayment of demand loans	(133,384)	(1,169,545)
Proceeds/(Repayments) on credit card loan	-	(173,299)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,167,957)	(1,496,905)

NET INCREASE (DECREASE) IN CASH	(592,489)	605,460
CASH, beginning of year	934,118	328,658

CASH, end of year	$341,629	$934,118

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$194,362	$306,064
NON-CASH FINANCING ACTIVITIES
Debt exchange for preferred stock	$-	$(100,000)
Preferred stock issued for debt	$-	$100,000
Deemed preferred dividend	$-	$401,061

See Notes to Financial Statements

F6

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital Stock		Additional
	($.0001 par value)		($.001 par value)		to be issued		Paid-In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2007	-	-	887,285	887	-	-	3,457,030	(2,802,445)	(1,176)	654,296

Reverse split adjustment (Note 9)	-	-	65	-	-	-	-	-	-	-

Cancellation of loan due to shareholder (Note 8)	10,000,000	1,000	(333,333)	(333)	-	-	99,333	-	-	100,000

Common stock issued for consulting fees	-	-	-	-	500,000	20,000	-	-	-	20,000

Deemed preferred dividend	-	-	-	-	-	-	401,061	(401,061)	-	-

Net loss	-	-	-	-	-	-	-	(1,146,311)	-	(1,146,311)

Balance, December 31, 2008	10,000,000	1,000	554,017	554	500,000	20,000	3,957,424	(4,349,817)	(1,176)	(372,015)

Net profit	-	-	-	-	-	-	-	297,603	-	297,603

Balance, December 31, 2009	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,052,214)	$(1,176)	$(74,412)

See Notes to Financial Statements

F7

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Northeast Automotive Holdings, Inc., (the “Company”), was incorporated on October 12, 2007 in Nevada. Pursuant to an Agreement and Plan of Merger with Northeast Auto Acceptance Corp., a Florida Corporation (“NEAA-FL”) in November 2007, we acquired title to all property owned by NEAA-FL including its wholly owned subsidiary Northeast Auto Acceptance Corp., a New York  Corporation (“NEAA-NY”).  All of our operating business is currently conducted through our subsidiary, NEAA-NY, and our principal executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. Our telephone number at this address is (516) 377-6311.

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $98,436 at December 31, 2009 and an accumulated deficit of $4,052,214 since inception.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for that amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits if there are any within the income tax expense line of the Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of the Consolidated Balance Sheets.

Reverse Stock Split

The Company effected a 1-for-5 reverse stock split of its common stock no par value on February 20, 2004 and a 1-for-30 reverse stock split of its common stock, $0.001 par value on June 17, 2008. Accordingly all share and per share information included in the consolidated financial statements has been adjusted to reflect the reverse stock split.

F9

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

No other recently issued accounting standards will have an impact on its consolidated results of operations, financial position or cash flows.
NOTE 3 – INVENTORIES

Inventory consists of the following:

	December 31,
	2009	2008

Automobiles purchased for resale	$1,554,549	$1,907,157

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

F10

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE

	December 31,	December 31,
	2009	2008
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
	$325,588	$198,006

Revolving line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	100,000	100,000

Convertible demand notes - The convertible demand notes in the amounts of $150,000, $250,000 and $75,000, issued September 15, 2004, December 19, 2005 and June 15, 2007 respectively, earn interest at the rate of 9% through May 31, 2008, and at the rate of 6% thereafter, The notes are convertible at $0.25 per share. Interest is payable monthly.	-	100,000

6% unsecured demand notes payable	770,861	804,246

Due to stockholders (The stockholder loans are unsecured, pay interest at an average 6% per annum, are subordinated to the bank loan and have no specific terms of repayment)	584,115	1,746,269
	$1,780,564	$2,948,521

F11

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PREFERRED STOCK

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

The estimated maximum liquidation value would approximate the stockholders equity since any gross profit on liquidation of the inventory would be offset by operating and liquidating expenses.  With the deterioration of the used vehicle market during late 2007 and into 2008, the chance of a breakeven liquidation was extremely unlikely in the near future.  Since the preferred stock will automatically convert to common shares in a short three years, this liquidation preference right is of limited value especially to an already controlling shareholder ..  The Company therefore places no value on this preference.

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

F12

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PREFERRED STOCK (continued)

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

NOTE 6 - COMMON STOCK

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

On June 20, 2008, the Company agreed to file Form S-8 and to issue 500,000 common shares for consulting services. The Company expensed the $20,000 over a six-month period.

NOTE 7 - REVERSE STOCK SPLIT

The Company enacted a 1-for-30 reverse share split of its common stock on June 17, 2008. All share amounts shown are adjusted.

F13

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROFIT OR LOSS PER SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

	December 31,
	2009	2008
Numerator
Net income (loss) available to common stockholders	$297,603	$(1,547,372)

Denominator
Weighted-average shares outstanding for earnings per share, basic	692,879	692,879

Effect of dilutive securities:
Convertible preferred stock	-	-
Weighted-average shares outstanding for earnings per share, diluted	692,879	692,879

The following were excluded from the computation of the diluted securities outstanding as they would have been an anti-dilutive impact.

	December 31,
	2009	2008

Convertible preferred stock	10,000,000	10,000,000

NOTE 9 - INCOME TAXES

Due to the Company’s prior year net losses, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $716,000 and $1,014,000 at December 31, 2009 and 2008, respectively. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2024. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to any cumulative 36-month change in ownership of the Company of more than 50 percent. The components of the Company’s tax provision were as follows:

	2009	2008
Deferred tax asset – NOL carryforward	$243,000	$345,000
Less: valuation allowance	(243,000)	(345,000)
Total	$-	$-

NOTE 10 -COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and beginning during 2008, warehouse space on a month-to-month basis.  Rent expense was approximately $42,816 and $34,500 for 2009 and 2008, respectively.

F14

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer who also acts as our chief financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report due to a limited segregation of duties amongst the Company’s employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Our internal control over financial reporting was not effective for the following reasons:

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to material affect, our internal control

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

William Solko	40	President, Chief Executive Officer, Chairman, Treasurer	December 2004

Michael Shaw	40	Vice President	December 2004

Marsha Solko	40	Director of Administration	December 2004

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

Item 11. Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Compensation of Executive Officers (continued)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat ion ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

William Solko President, Chief	2009	$46,013	-0-	-0-	-0-	-0-	-0-	-0-	$46,013
Executive Officer, Treasurer

Michael Shaw, Vice President	2009	$46,013	-0-	-0-	-0-	-0-	-0-	-0-	$46,013
159,511Marsha Solko, Director of Administration	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2009, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2009, we did not compensate our directors for their services.

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

Audit Fees

For 2009 and 2008, we were billed $30,000 per year for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

None.

All Other Fees

None.

Audit Related Fees

None.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

Date:	April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer, Director	April 15, 2010
WILLIAM SOLKO