Form 10-Q
period 2010-03-31
Northeast Automotive Holdings, Inc.
filed 2010-05-18
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of  May 7, 2009 was 692,879 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2009.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(unaudited)
Current Assets:
Cash	$206,369	$341,629
Inventory	1,428,131	1,554,549
Due from stockholders	60,555	-
Total Current Assets	1,695,055	1,896,178

Equipment, net	14,889	16,251
Other assets	4,973	7,773

TOTAL ASSETS	$1,714,917	$1,920,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,133	$136,711
Note payable to bank	100,000	100,000
Credit line	250,650	325,588
Demand loans payable	804,929	770,861
Credit Card loan payable	1,475	-
Due to stockholders	500,364	584,115
Accrued expenses	61,257	75,023
Payroll taxes withheld and accrued	2,534	2,316
Total Current Liabilities	1,746,342	1,994,614

Stockholders' deficit
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding March 31, 2010 and December 31, 2009	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Retained Deficit	(4,009,227)	(4,052,214)
	(74,412)	(73,236)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	(31,425)	(74,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,714,917	$1,920,202

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)

Net sales	$3,553,743	$4,801,921

Cost of sales	3,325,772	4,490,821

Gross profit	227,971	311,100

Operating expenses:
Officers salaries	-	79,756
Selling, general and administrative	144,402	170,655
Total operating expenses	176,640	311,188

Interest expense	32,238	60,777

Profit (loss) from operations	51,331	(88)

Income taxes	8,344	4,250

Net profit (loss)	$42,987	$(4,338)

Net income (loss) per share basic and diluted	$0.06	$(0.01)

Weighted average number of shares outstanding	692,879	692,879

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$42,987	$(4,338)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	1,362	1,362
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(30,629)
(Increase) decrease in loans receivable	(60,555)
(Increase) decrease in inventory	126,418	(109,605)
(Increase) decrease in other assets	2,800	1,694

Increase (decrease) in accounts payable	(111,578)	123,352
Increase (decrease) in accrued expenses	(13,766)	(9,785)
Increase (decrease) in payroll taxes	218	2,370
Total adjustments	(55,101)	(22,603)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(12,114)	(25,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit		468,792
Repayment of line of credit	(74,938)	(605,589)
Proceeds of stockholders loans	-	101,981
Repayment of stockholders loan	(83,751)	(467,511)
Proceeds of demand loans	34,068	(8,900)
Proceeds/(Repayments) on credit card loan	1,475	1,000
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(123,146)	(510,227)

NET INCREASE (DECREASE) IN CASH	(135,260)	(535,806)

CASH
Beginning of year	341,629	934,118

End of period	$206,369	$398,312

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$8,344	$4,250
Interest payments	$32,238	$60,777

See Notes to Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the United States.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $51,287 at March 31, 2010 and an accumulated deficit of $4,009,227 since inception.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

For the Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended March 31, 2010 and March 31, 2009.

	Three Months ended March 31,
	2010	2009
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	93.6%	93.5%
Gross profit	6.4%	6.5%

Sales, general and administrative expenses	4.1%	3.6%
Other operating expenses	1.0%	2.9%
Total operating expenses	5.1%	6.5%
Profit (loss) from operations	1.4%	(0.0%)

Revenues
Revenue for the three month period ended March 31, 2010 were $3,553,743 a decrease of $1,248,178 or 35% as compared to revenues for the three month period ended March 31, 2009 of $4,801,921. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2010 over 2009. Specifically, in the three month period ended March 31, 2010 we sold 209 vehicles at an average sales price of $17,004 as compared to 367 vehicles at an average sales price of $13,084 during the comparable period in 2009.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $3,325,772 or 93.6% of net revenues during the three month period ended March 31, 2010 as compared to $4,490,821 or 93.5% for the comparable period in 2009, a decrease of $1,165,049 or 25.9%. Thus, our gross margin was 6.4% for the three month period ended March 31, 2010 as compared to 6.5% for the comparable period in 2009. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended March 31, 2010 as compared to the comparable period in 2009.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $144,402 for the three month period ended March 31, 2010 or 4.1% of net revenue as compared to $170,655 or 3.6% of net revenue for the comparable period in 2009, a decrease in such expenses of $26,253 or 15.4% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.
Other Expenses
Our combined expenses for officers salaries and interest was $32,238 for the three month period ended March 31, 2010 or 1.0% of net revenue compared to the comparable period in 2009 when such expenses were $140,533 or 2.9% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2010 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month Period Ended March 31, 2010	Three Month Period Ended March 31, 2009	Change	Percent Change
Officers Salaries	$-	$79,756	$(79,756)	(100.0)%

Interest Expense	$32,238	$60,777	$(28,539)	(47.0)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the three month period ended March 31, 2010 was $42,987 or (1.2%) of net revenue as compared to an operating (loss) of ($4,338) or (0.1%) of net revenue for comparable period in 2009, an increase of $47,325. This increase in operating income was primarily as a result of a decrease in gross revenues which was less  than the decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, we had cash and cash equivalents of $206,369 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2010, we had an outstanding balance of $250,650 on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of March 31, 2010, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)  of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Accounting Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: May 18, 2010	By:	/s/ William Solko
William Solko, Chief Executive Officer