Form 10-Q
period 2010-06-30
Northeast Automotive Holdings, Inc.
filed 2010-08-20
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of August 20, 2009 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

June 30, 2010

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$129,031	$341,629

Inventory	1,613,762	1,554,549
Total Current Assets	1,742,783	1,896,178

Equipment, net	13,527	16,251
Other assets	3,295	7,773

TOTAL ASSETS	$1,759,615	$1,920,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$257,250	$136,711
Note payable to bank	100,000	100,000
Credit line	217,809	325,588
Demand loans payable	954,338	770,861
Credit Card loan payable	-	-
Due to stockholders	36,706	584,115
Accrued expenses	63,254	75,023
Payroll taxes withheld and accrued	1,847	2,316
Total Current Liabilities	1,631,204	1,994,614

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding June 30, 2010 and December 31, 2009	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Deficit	(3,849,391)	(4,052,214)
	129,587	(73,236)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	128,411	(74,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,759,615	$1,920,202

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,464,861	4,583,575	7,018,604	9,385,496

Cost of sales	3,136,739	4,313,423	6,462,511	8,804,244

Gross profit	328,122	270,152	556,093	581,252

Operating expenses:
Officers salaries	-	12,270	-	92,026
Interest expense	37,302	33,347	69,540	94,124
Selling, general and administrative	126,767	154,084	271,169	324,739
Total operating expenses	164,069	199,701	340,709	510,889

Profit (Loss) from operations	164,053	70,451	215,384	70,363

Interest Income	-	-	-	-

Income taxes		4,217 -	12,561	4,250

Net profit (loss)	$159,836	70,451	202,823	66,113

Net profit (loss) per share basic and diluted	$0.29	0.13	0.37	0.12

Weighted average number of shares outstanding	692,879	554,017	692,879	554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$202,823	$66,189
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	2,724	2,724
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	222,639
(Increase) decrease in inventory	(59,213)	(25,246)
(Increase) decrease in other assets	4,478	1,694
Increase (decrease) in accounts payable	120,539	13,746
Increase (decrease) in accrued expenses	(11,769)	(10,400)
Increase (decrease) in payroll taxes	(469)	522
Total adjustments	56,290	205,679
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	259,113	271,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
CASH USED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	1,305,493	1,397,167
Repayment of line of credit	(1,413,272)	(1,469,574)
Proceeds of stockholders loans	-	10,869
Repayment of stockholders loan	(547,409)	(522,866)
Proceeds of demand loans	550,000	-
Repayment of demand loans	(366,523)	(108,900)
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	(471,711)	(693,304)

NET INCREASE (DECREASE) IN CASH	(212,598)	(421,512)

CASH
Beginning of year	341,629	934,118

End of period	$129,031	$512,606

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$4,217	$-
Interest payments	$69,540	$94,124

SUPPLEMENTAL FINANCE AND INVESTMENT INFORMATION
Conversion of debt to preferred stock	$100,000	$100,000

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has  working capital of $111,579 at June 30, 2010 and an accumulated deficit of $3,849,390 since inception.

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

NOTE 2 – NOTES AND LOANS PAYABLE

	June 30,	December 31,
	2010	2009

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
	$217,809	325,588

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

Unsecured demand notes payable. Interest is payable monthly at the varying rates between 5% and 8%.	954,338	770,861

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	36,706	584,115
	$1,308,853	$1,487,534

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a significant impact on our results of operations, financial position or cash flows.

For the Six months Ended June 30, 2010 and June 30, 2009

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the six months period ended June 30, 2010 and June 30, 2009.

	Six months ended June 30,
	2010	2009
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	92.1%	93.8%
Gross profit	7.9%	6.2%

Sales, general and administrative expenses	3.8%	3.5%
Other operating expenses	1.0%	2.0%
Total operating expenses	4.8%	5.5%
Profit (loss) from operations	2.9%	0.8%

Revenues
Revenue for the six month periods ended June 30, 2010 were $7,018,604 a decrease of $2,366,892 or 25.2% as compared to revenues for the six months period ended June 30, 2009 of $9,385,496. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the six months period in 2010 over 2009. Specifically, in the six months period ended June 30, 2010 we sold 417 vehicles at an average sales price of $16,831 as compared to 730 vehicles at an average sales price of $12,857 during the comparable period in 2009.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $6,462,511 or 92.1% of net revenues during the six months period ended June 30, 2010 as compared to $8,804,244 or 93.8% for the comparable period in 2009, a decrease of $2,341,733 or 26.6%. Thus, our gross margin was 7.9% for the six months period ended June 30, 2010 as compared to 6.2% for the comparable period in 2009. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the six months period ended June 30, 2010 as compared to the comparable period in 2009.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $271,169 for the six months period ended June 30, 2010 or 3.9% of net revenue as compared to $324,739 or 3.5% of net revenue for the comparable period in 2009, a decrease in such expenses of $53,570 or 16.5% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our combined expenses for officers salaries and interest was $69,540 for the six months period ended June 30, 2010 or 1.0% of net revenue compared to the comparable period in 2009 when such expenses were $186,150 or 2.0% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2010 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Six months Period Ended June 30 2010	Six months Period Ended June 30, 2009	Change	Percent Change
Officers Salaries	$-	$92,026	$(92,026)	(100.0%)

Interest Expense	$69,540	$94,124	$(24,584)	(26.1%)

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating gain for the six months period ended June 30, 2010 was $202,823 or 2.9% of net revenue as compared to an operating gain of $66,113 or 0.7% of net revenue for comparable period in 2009, an increase of $136,710. This increase in operating gain was primarily as a result of an increase in gross profits as well as a decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies

Item 4.	Controls and Procedures

Not required for Smaller Reporting Companies

Item 4T.	Controls and Procedures

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

Not Applicable.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: August 20, 2010	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer