Form 10-Q
period 2010-09-30
Northeast Automotive Holdings, Inc.
filed 2010-11-22
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number: 000-51997

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	65-0637308

(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

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

The number of shares outstanding of the Registrant’s common stock as of November15, 2010 was _692,879_ shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

September 30, 2010

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$245,405	$341,629
Inventory	1,605,666	1,554,549
Total Current Assets	1,851,071	1,896,178

Equipment, net	12,166	16,251
Other assets	1,800	7,773

TOTAL ASSETS	$1,865,037	$1,920,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$141,255	$136,711
Note payable to bank	100,000	100,000
Credit line	549,989	325,588
Demand loans payable	553,928	770,861
Due to stockholders	272,952	584,115
Accrued expenses	57,384	75,023
Payroll taxes withheld and accrued	2,303	2,316
Total Current Liabilities	1,677,811	1,994,614

Stockholders' equity (deficit)
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding September 30, 2010 and December 31, 2009	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Deficit	(3,790,576)	(4,052,214)
	188,402	(73,236)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity (Deficit)	187,226	(74,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,865,037	$1,920,202

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$3,441,916	3,716,052	10,460,520	13,101,548

Cost of sales	3,178,289	3,453,266	9,640,800	12,257,510

Gross profit	263,627	262,786	819,720	844,038

Operating expenses:
Officers salaries	30,675	-	30,675	92,026
Selling, general and administrative	135,757	117,346	419,487	446,335
Total operating expenses	166,432	117,346	450,162	538,361

Income from operations	97,195	145,440	369,558	305,677

Income Expense	38,380	37,141	107,920	131,265

Net income	$58,815	108,299	261,638	174,412

Net income per share basic and diluted	$0.08	0.20	0.38	0.31

Weighted average number of shares outstanding	692,879	554,017	692,879	554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$261,638	$174,412
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	4,085	4,086
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	245,085
Increase in inventory	(51,117)	(241,167)
Decrease in other assets	5,973	756
Increase in accounts payable	4,544	220,735
Decrease in accrued expenses	(17,639)	(67,444)
Decrease in payroll taxes	(13)	(300)

CASH PROVIDED BY OPERATING ACTIVITIES	207,471	336,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	2,824,284	2,310,143
Repayment of line of credit	(2,599,883)	(2,251,954)
Proceeds of stockholders loans	402,107	107,867
Repayment of stockholders loan	(713,270)	(1,143,755)
Proceeds of demand loans	550,000	-
Repayment of demand loans	(766,933)	(108,900)

CASH USED BY FINANCING ACTIVITIES	(303,695)	(1,086,599)

NET INCREASE (DECREASE) IN CASH	(96,224)	(750,436)

CASH
Beginning of year	341,629	934,118

End of period	$245,405	$183,682

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$4,200	$937
Interest payments	$107,920	$131,265

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has working capital of $173,258 at September 30, 2010 and an accumulated deficit of $3,790,576 since inception.

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

NOTE 2 – NOTES AND LOANS PAYABLE

Line of Credit - AFC: On January 12, 2010, the Company obtained a vehicle ‘floor plan’ line of credit of $200,000, with interest set at Prime + 2%.

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

For the Nine months ended September 30, 2010 and September 30, 2009

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the six months period ended June 30, 2010 and June 30, 2009.

	Nine months ended September 30,
	2010	2009
Percentage of net sales:
Net sales	100%	100%
Cost of sales	92.2%	93.6%
Gross profit	7.8%	6.4%

Sales, general and administrative expenses	4.0%	3.4%
Other operating expenses	1.0%	1.0%
Total operating expenses	5.0%	4.4%
Income from operations	2.8%	4.0%

Sales
Revenue for the nine month periods ended September 30, 2010 were $10,460,520, a decrease of $2,641,028 or 20.2% as compared to revenues for the nine months period ended September 30, 2009 of $13,101,548. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the nine months period in 2010 over 2009. Specifically, in the nine months period ended September 30, 2010 we sold 633 vehicles at an average sales price of $16,525 as compared to 1,008 vehicles at an average sales price of $12,998 during the comparable period in 2009.

Cost of Sales and Gross Profit
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $9,640,800 or 92.2% of net revenues during the nine months period ended September 30, 2010 as compared to $12,257,510 or 93.6% for the comparable period in 2009, a decrease of $2,616,710 or 21.4%. Thus, our gross margin was 7.8% for the nine months period ended September 30, 2010 as compared to 6.4% for the comparable period in 2009. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the nine months period ended September 30, 2010 as compared to the comparable period in 2009.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $419,487 for the nine months period ended September 30, 2010 or 3.9% of net revenue as compared to $446,335 or 3.4% of net revenue for the comparable period in 2009, a decrease in such expenses of $26,848 or 7.5% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our other expenses for  interest was $107,920 for the nine months period ended September 30, 2010 or 1.03% of net sales compared to the comparable period in 2009 when such expenses were $131,265 or 1.0% of net sales. The decrease in such expenses is attributable to  decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Nine months Period Ended September 30 2010	Nine months Period Ended September 30, 2009	Change	Percent Change

Interest Expense	$107,920	$131,265	$(23,345)	(17.8)%

Operating Gain

Operating gain  is calculated as our sales less all of our operating expenses. Our operating gain for the nine months period ended September 30, 2010 was $369,558 or 2.2% of net sales as compared to an operating gain of $305,677 or 2.7% of net sales for comparable period in 2009, an increase of $87,226. This increase in operating gain was primarily as a result of an increase in gross profits as well as a decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, we had cash and cash equivalents of $245,405 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2010, we had an outstanding balance of $291,234 on our revolving credit facility with Manheim Auto Financial Services, Inc., and an outstanding balance of $258,755 on our revolving credit facility with Automotive Finance Corporation (AFC). Borrowings under such revolving credit facilities would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2010, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer