Form 10-K
period 2010-12-31
Northeast Automotive Holdings, Inc.
filed 2011-04-15
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year. $13,025,008

The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2010 based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board was $19,240. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Number of shares of the registrant’s common stock outstanding as of April 15, 2011: 554,017 shares of Common Stock.

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

During our last audited year, which ended December 31, 2010, we had total revenue of $13,025,008 and a net profit of $360,742.

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

The average time it takes to ship a vehicle is five days.  Our shipping costs are partially dependant on the price of fuel and may rise or fall depending upon the then-current fuel costs at any point in time and as of December 31, 2010, our average cost to ship a vehicle is $188 per vehicle.  Once our vehicles are shipped to the third party auction locations, they are cleaned and minor repairs, if necessary, are made by third party contractors who are provided by the auction houses as add-on services available to all of its sellers.

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

Growing vehicle sales volume .  We expect to grow our business by capitalizing on the increasing volume of used vehicles purchase and sold annually.  We intend to increase vehicle volume from existing institutional customers and to add new accounts by increased marketing efforts and through the acquisition of smaller competitors.

Identifying new markets .  We expect to expand our resale efforts from the Pacific Northwest to other geographic markets within the United States where we can identify similar market inefficiencies and where the supply of high quality, late model used vehicles is limited.

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

Optimizing profit per vehicle sold . In 2010, we had a net profit per car sold of $465. We plan to increase our average profit per car by negotiating better terms from sellers and by reducing transportation costs through greater volume commitments to shippers and through the possible utilization of railroad shipping for vehicles which are now available to us due to the larger number of vehicles that we now ship.

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

EMPLOYEES

As of December 31, 2010, we had four full and part time employees, including two in Sales and Support and two in Administration.  In addition, we have on-going relationships with six contactors who work as sales representatives for the Company. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

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

We Currently Have Just One Director .  Our Board of Directors is currently comprised of just one member, our Chief Executive Officer William Solko.  Thus, without any independent directors, conflicts of interest between the Company and our Chief Executive Officer may occur regarding issues such as executive compensation.  We intend to increase the size of the Board of Directors in 2011.

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

Our executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. The Company rents office space on a month-to-month basis at two locations, and during 2008 and 2009 had rented warehouse and storage spaces on a month-to-month basis.  Rent expense was approximately $7,000 for 2010, $42,816 for 2009 and $34,500 for 2008. At December 31, 2010, future minimum lease payments were $7,000 for 2011. We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.	Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings except as follows.  The Company’s subsidiary, Northeast Auto Acceptance Corp, a New York corporation, is party to a law suit seeking a refund for an automobile purchased by the Plaintiff from a dealer who had purchased the vehicle from Northeast Auto Acceptance Corp. Northeast Auto Acceptance Corp has denied any liability and is defending such action.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the "Company" or  " we "  ) for the periods presented. This discussion and analysis should be read in conjunction with the  Consolidated Financial Statements, the related Notes to  Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Form 10-K for the fiscal year ended December 31, 2010, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item I of this Report on Form 10-Q ("Form 10-Q") and the Company  '  s other SEC filings and public disclosures.

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

For the Year Ended December 31, 2010, and 2009

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the year ended December 31, 2010 and 2009.

ANNUAL RESULTS OF OPERATIONS	Years Ended December 31
	2010		2009
(In thousands)	Amount	%	Amount	%
Net Revenues	$13,025	100.00%	$16,693	100.00%
Cost of Revenues	11,926	91.57%	15,555	93.19%
Gross Profit	1,099	8.44%	1,138	6.81%
Sales, general and administrative expenses	535	4.10%	601	3.59%
Other expenses	302	2.31%	239	1.43%
Total costs and expenses	837	6.45%	840	5.02%
Incomefrom operations	$261	2.00%	$298	1.79)%

Revenues

Revenue for the year ended December 31, 2010 were $13,025,008, a decrease of  $3,667,582 or 22.0% over revenues for the year ended December 31, 2009 of $16,692,590. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the year 2010 over 2009. Specifically, in the year ended December 31, 2010, we sold 775 vehicles at an average sales price of  $16,806 as compared to 1,243 vehicles at an average sales price of $13,429 during the comparable period in 2009. The sharp decrease in revenues was due to a continued dramatic slowdown in the auto industry in 2010. As gas prices rose steadily, and economic conditions worsened, we experienced a significant drop in demand for used vehicles. Sales of light trucks and sport utility vehicles, our core product, dropped sharply. As dealers nationwide scrambled to sell off their light truck and SUV inventory, prices plummeted. This led to a glut of these types of vehicles in the market and a further erosion of vehicle values. We continued in 2010 to see little demand for these vehicles. We expended tremendous amounts of time and energy attempting to market our existing inventory, which prevented us from buying and selling new inventory which would have offset the dramatic drop in revenues we reported.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $11,925,782 or 91.6% of net revenues during the year ended December 31, 2010, a decrease of $3,629,317, as compared to $15,555,099 or 93.2% for the comparable period in 2009. Thus, our gross margin was 8.44% for the year ended December 31, 2010 as compared to 6.80 % for the comparable period in 2009. The decrease in our cost of revenue is attributable to a decrease in the number of the vehicles sold during the year ended December 31, 2010 as compared to the comparable period in 2009.    The decrease in the number of units sold was the result of higher fuel prices, and worsening economic conditions, which led to a dramatic drop in demand for our core product, light trucks and sport utility vehicles.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative ("SGA") expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $535,577 for the year ended December 31, 2010 or 4.10% of net revenue as compared to $600,729 or 3.60% of net revenue for the comparable period in 2009, a decrease in such expenses of $65,152 or (10.85%). The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses. As the slowdown in the used vehicle industry took hold, we made every attempt to reduce our expenses wherever we saw fit. Most significantly, we reduced our workforce. This reduction included the elimination of full time salaried positions, as well as the termination of our relationship with certain subcontracted personnel.

Other Expenses

Our combined expenses for officers  salaries, consulting fees and interest was $302,907 for the year ended December 31, 2010 or 2.32% of net revenue compared to the comparable period in 2009 when such expenses were $239,159 or 1.43% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries and interest expense.

ANNUAL OPERATING EXPENSES	Year Ended	Year Ended	Variance
	December 31, 2010	December 31, 2009	Amount	%

Sale, General and Administrative Expenses	$535,575	600,729	$(78,994)	(13.15)%
Officers Salaries	173,620	92,026	(81,594)	(88.66)%
Consulting Fees	-	-	-	0.00%
Interest Expense	129,287	147,133	(17,846)	(12.13)%
Total Costs and Expenses	$838,482	839,888	$(1,404)	(.002)%

Income from Operations
Income from operations is calculated as our revenues less all of our operating expenses. Our income from operations the year ended December 31, 2010 was $260,742 or 2.00% of net revenue as compared to aincome from operations of $297,603 or 1.78% of net revenue for comparable period in 2009. This increase  was primarily as a result of an increase in gross revenues combined with a decrease in operating expense.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Recent Accounting Pronouncements

No recently issued accounting standards will have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, we had cash and cash equivalents of $417,948 invested in standard bank checking accounts and highly liquid money market instruments.  Such investments are subject to interest rate and credit risk.  Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2010, we had no outstanding balance o on our revolving credit facility with Manheim Auto Financial Services, Inc.  Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%.  In addition, as of December 31, 2010, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

Item 8.         Financial Statements and Supplementary Data.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2010

NORTHEAST AUTOMOTIVE HOLDINGS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Automotive Holdings, Inc,
Merrick, New York

We have audited the accompanying consolidated balance sheets of Northeast Automotive Holdings, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2011

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$417,948	$341,629
Inventory	480,598	1,554,549
Total Current Assets	898,546	1,896,178

Equipment, net	10,804	16,251
Other assets	1,800	7,773

TOTAL ASSETS	$911,150	$1,920,202

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$48,430	$136,711
Note payable to bank	100,000	100,000
Credit line	-	325,588
Demand loans payable	263,753	770,861
Due to stockholders	272,640	584,115
Accrued expenses	39,123	75,023
Payroll taxes withheld and accrued	874	2,316
Total Current Liabilities	724,820	1,994,614

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding	554	554
Capital stock to be issued (500,000 shares)	20,000	20,000
Additional paid in capital	3,957,424	3,957,424
Deficit	(3,791,472)	(4,052,214)
	187,506	(73,236)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	186,330	(74,412)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$911,150	$1,920,202

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	2010	2009

Net sales	$13,025,008	$16,692,590

Cost of sales	11,925,782	15,555,099

Gross profit	1,099,226	1,137,491

Operating expenses:
Officers salaries	173,620	92,026
Consulting fees	-	-
Selling, general and administrative	535,577	600,729
Total operating expenses	709,197	692,755

Income from operations	390,029	444,736

Interest expense	129,287	147,133

Net income	$260,742	$297,603

Net income per common share, basic	$0.471	$0.537

Weighted average number of shares outstanding, basic	554,017	554,017

Net income per common share, diluted	$0.025	$0.028

Weighted average number of shares outstanding, diluted	10,554,017	10,554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$260,742	$297,603
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,447	5,447
Compensation expense	100,000
Changes in operating assets and liabilities:
Decrease in inventory	1,073,951	352,608
(Increase) Decrease in other assets	5,973	706
Decrease in accounts payable	(26,593)	(22,329)
Decrease in accrued expenses	(97,588)	(58,923)
Increase (decrease) in payroll taxes	(1,442)	356
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,320,490	575,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder line of credit	1,815,315	3,355,179
Repayment of shareholder line of credit	(2,140,903)	(3,227,597)
Proceeds of stockholders loans	37,127
Repayment of stockholders loan	(448,602)	(1,162,155)
Proceeds of demand loans	757,913	-
Repayment of demand loans	(1,265,021)	(133,384)
CASH (USED) BY FINANCING ACTIVITIES	(1,244,171)	(1,167,957)

NET INCREASE (DECREASE) IN CASH	76,319	(592,489)
CASH, beginning of year	341,629	934,118

CASH, end of year	$417,948	$341,629

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$4,200	$-
Interest payments	$129,287	$194,362

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital Stock		Additional
	($.0001 par value)		($.001 par value)		to be issued		Paid-In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, December 31, 2008	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,349,817)	$(1,176)	$(372,015)

Net income	-	-	-	-	-	-	-	297,603	-	297,603

Balance, December 31, 2009	10,000,000	1,000	554,017	554	500,000	20,000	3,957,424	(4,052,214)	(1,176)	(74,412)

Net income	-	-	-	-	-	-	-	260,742	-	260,742

Balance, December 31, 2010	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(3,791,472)	$(1,176)	$186,330

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS & GOING CONCERN

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

No recently issued accounting standards are expected to have an impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 – INVENTORIES

Inventory consists of the following:

	December 31,
	2010	2009

Automobiles purchased for resale	$480,598	$1,554,549

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE

	December 31,	December 31,
	2010	2009
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
	$-	$325,588

Revolving line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	100,000	100,000

6% unsecured demand notes payable	263,753	770,861

Due to stockholders (The stockholder loans are unsecured, pay interest at an average 6% per annum, are subordinated to the bank loan and have no specific terms of repayment)	272,640	584,115
	$636,393	$1,780,564

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SERIES A PREFERRED STOCK

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

NOTE 6 - INCOME TAXES

Due to the Company’s prior year net losses, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $588,000 and $849,000 at December 31, 2010 and 2009, respectively. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2024. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to any cumulative 36-month change in ownership of the Company of more than 50 percent. The components of the Company’s tax provision were as follows:

	2010	2009
Deferred tax asset – NOL carryforward	$200,000	$289,000
Less: valuation allowance	(200,000)	(289,000)
Total	$-	$-

NOTE 7 - NET INCOME PER SHARE

Net income per common share is calculated as the net income for the period divided by the weighted average number of shares of the Company's common stock.

	December 31,
	2010	2009
Numerator
Net income available to common stockholders	$260,742	$297,603

Denominator
Weighted-average shares outstanding for earnings per share, basic	554,017	554,017

Effect of dilutive securities:
Convertible preferred stock	10,000,000	10,000,000
Weighted-average shares outstanding for earnings per share, diluted	10,554,017	10,554,017

NOTE 8 -COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and beginning during 2008 through 2009, warehouse space on a month-to-month basis.  Rent expense was approximately $7,000 and $42,816 for 2010 and 2009, respectively.

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to material affect, our internal control

Item 9B. Other Information.

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

William Solko

President, Chief Executive Officer and Director.  Mr. Solko has served as President, Chief Executive Officer and Director of the Company since the acquisition of our Northeast Auto Acceptance (NY) subsidiary.  He founded our Northeast Auto Acceptance (NY) subsidiary in 1995.  Mr. Solko has over 22 years of experience in the automobile industry including over 19 years of experience in commercial automobile buying.  Prior to forming the Company, from 1993 to 1995, Mr. Solko was employed as a buyer for two public automobile auction companies in the Chicago area. Mr. Solko attended The State University of New York at New Paltz.

Michael Shaw

Vice President.  Mr. Shaw has more than 12 years of experience in automotive sales.  Prior to joining our Northeast Auto Acceptance (NY) subsidiary in 1995, Mr. Shaw operated his own used vehicle sales operation.

Marsha Solko

Director of Administration.  Ms. Solko has held this position since the formation of the Company’s Northeast Auto Acceptance subsidiary in 1994. Her primary responsibility is to oversee the day to day operations of the company. In her supervisory role, she is responsible for the monitoring of accounts payables and receivables, daily cash flows, as well as handling vehicle title issues.  Ms. Solko has over 20 years experience in the automobile industry, having held the position of bookkeeper and office manager for several vehicle dealerships during that time.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Compensation of Executive Officers (continued)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat ion ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

William Solko President, Chief	2010	$73,620	-0-	-0-	-0-	-0-	-0-	-0-	$73,620
Executive Officer, Treasurer

Michael Shaw, Vice President	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Marsha Solko, Director of Administration	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2010, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2010, we did not compensate our directors for their services.

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

Audit Fees

For 2010 and 2009, we were billed $30,000 per year for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

None.

All Other Fees

None.

Audit Related Fees

None.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

Date:	April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer, Director	April 15, 2011
WILLIAM SOLKO