Form 10-Q
period 2011-03-31
Northeast Automotive Holdings, Inc.
filed 2011-05-23
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

March 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2010.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$84,101	$417,948
Inventory	187,905	480,598

Total Current Assets	272,006	898,546

Equipment, net	9,443	10,804
Other assets	3,589	1,800

TOTAL ASSETS	$285,038	$911,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Customer deposits payable	$971	$48,430
Note payable to bank	100,000	100,000
Demand loans payable	-	263,753
Due to stockholders	905	272,640
Accrued expenses	32,252	39,123
Payroll taxes withheld and accrued	1,942	874
Total Current Liabilities	136,070	724,820

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding March 31, 2011 and December 31, 2010	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Accumulated Deficit	(3,828,834)	(3,791,472)
	150,144	187,506
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	148,968	186,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,038	$911,150

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)

Net sales	$415,776	$3,553,743

Cost of sales	362,477	3,325,772

Gross profit	53,299	227,971

Operating expenses:
Officers salaries	20,338	-
Selling, general and administrative	64,576	144,402
Total operating expenses	84,914	176,640

Interest expense	4,378	32,238

Profit (loss) from operations	(35,993)	51,331

Income taxes	1,369	8,344

Net profit (loss)	$(37,362)	$42,987

Net income (loss) per share basic and diluted	$0.00	$0.06

Weighted average number of shares outstanding	554,017	692,879

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(37,362)	$42,987
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,361	1,362
Changes in operating assets and liabilities:
(Increase) decrease in loans receivable	-	(60,555)
(Increase) decrease in inventory	292,693	126,418
(Increase) decrease in other assets	(1,789)	2,800
Increase (decrease) in customer deposits payable	(47,459)	-
Increase (decrease) in accounts payable	-	(111,578)
Increase (decrease) in accrued expenses	(6,871)	(13,766)
Increase (decrease) in payroll taxes	1,068	218
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	201,641	(12,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(74,938)
Repayment of stockholders loan	(271,735)	(83,751)
Proceeds of demand loans	-	34,068
Repayments of demand loans	(263,753)	-
Proceeds/(Repayments) on credit card loan	-	1,475
CASH USED IN FINANCING ACTIVITIES	(535,488)	(123,146)

NET DECREASE IN CASH	(333,847)	(135,260)

CASH
Beginning of year	417,948	341,629

End of period	$84,101	$206,369

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$8,344
Interest payments	$4,378	$32,238

See Notes to Unaudited Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –NATURE OF BUSINESS & BASIS OF PRESENTATION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

For the Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended March 31, 2011 and March 31, 2010.

	Three Months ended March 31,
	2011	2010
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	87.2%	93.6%
Gross profit	12.8%	6.4%

Sales, general and administrative expenses	15.5%	4.1%
Other operating expenses	5.9%	1.0%
Total operating expenses	21.5%	5.1%
Profit (loss) from operations	(8.7)%	1.4%

Revenues
Revenue for the three month period ended March 31, 2011 were $415,776 a decrease of $3,137,967 or 88% as compared to revenues for the three month period ended March 31, 2010 of $3,553,743. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2011 over 2010. Specifically, in the three month period ended March 31, 2011 we sold 22 vehicles at an average sales price of $18,899 as compared to 209 vehicles at an average sales price of $17,004 during the comparable period in 2010.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $362,477 or 87.2% of net revenues during the three month period ended March 31, 2011 as compared to $3,325,772 or 93.6% for the comparable period in 2010, a decrease of $2,963,295 or 89.1%. Thus, our gross margin was 12.8% for the three month period ended March 31, 2011 as compared to 6.4% for the comparable period in 2010. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended March 31, 2011 as compared to the comparable period in 2010.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $64,576 for the three month period ended March 31, 2011 or 15.5% of net revenue as compared to $144,401 or 4.1% of net revenue for the comparable period in 2010, a decrease in such expenses of $79,825 or 55.3%. The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our combined expenses for officers salaries and interest was $24,716 for the three month period ended March 31, 2011 or 5.9% of net revenue compared to the comparable period in 2010 when such expenses were $32,238 or 1.0% of net revenue. The decrease in such expenses is attributable to increased officers’ salaries in 2010 and a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010	Change	Percent Change
Officers Salaries	$20,338	$-	$20,338	(100.0)%

Interest Expense	$4,378	$32,238	$(27,860)	(86.4)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended March 31, 2011 was ($37,362) or (9.0%) of net revenue as compared to an operating gain of $42,987 or 1.2% of net revenue for comparable period in 2010, a decrease of $80,349. This decrease in operating income was primarily as a result of a decrease in gross revenues which was greater than the decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, we had cash and cash equivalents of $84,101 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2011, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)  of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2011 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: May 20, 2011	By:	/s/ William Solko
William Solko, Chief Executive Officer