Form 10-Q
period 2011-06-30
Northeast Automotive Holdings, Inc.
filed 2011-08-22
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of  August ___, 2011 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

June 30, 2011

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2011	December 31, 2010
Current Assets:
Cash	$80,657	$417,948
Accounts receivable	123,052	-
Inventory	64,853	480,598
Total Current Assets	268,562	898,546

Equipment, net	8,080	10,804
Other assets	3,589	1,800

TOTAL ASSETS	$280,231	$911,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Customer deposits payable	$-	$48,430
Note payable to bank	100,000	100,000
Demand loans payable	-	263,753
Due to stockholders	23,105	272,640
Accrued expenses	18,053	39,123
Payroll taxes withheld and accrued	1,957	874
Total Current Liabilities	143,115	724,820

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding June 30, 2011 and December 31, 2010
	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Accumulated Deficit	(3,840,686)	(3,791,472)
	138,292	187,506
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	137,116	186,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,231	$911,150

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$163,664	3,464,861	579,440	7,018,604

Cost of sales	162,376	3,136,739	524,853	6,462,511

Gross profit	1,288	328,122	54,587	556,093

Operating expenses:
Officers salaries	-	-	20,338	-
Interest expense	-	37,302	4,378	69,540
Selling, general and administrative	13,030	126,767	77,606	271,169
Total operating expenses	13,030	164,069	102,322	340,709

Profit (Loss) from operations	(11,742)	164,053	(47,735)	215,384

Income taxes	110	-	1,479	12,561

Net profit (loss)	$(11,852)	159,836	(49,214)	202,823

Net profit (loss) per share basic and diluted	$(0.02)	0.29	(0.09)	0.37

Weighted average number of shares outstanding	554,017	554,017	554,017	554,017

See Notes to Unaudited  Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011 (unaudited)		Six Months Ended June 30, 2010 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$	(49,214)	$202,823
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization		2,724	2,724
Changes in operating assets and liabilities:
(Increase in accounts receivable		(123,052)	-
(Increase) in inventory		415,745	(59,213)
(Increase) decrease in other assets		(1,789)	4,478
Decrease in customer deposits payable		(48,430)	-
Increase in accounts payable		-	120,539
Decrease in accrued expenses		(21,070)	(11,769)
Increase (decrease) in payroll taxes		1,083	(469)
Total adjustments		225,211	56,290
CASH PROVIDED BY OPERATING ACTIVITIES		175,997	259,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit		-	1,305,493
Repayment of line of credit		-	(1,413,272)
Repayment of stockholders loan		(249,535)	(547,409)
Proceeds of demand loans		45,700	550,000
Repayment of demand loans		(309,453)	(366,523)
CASH USED IN FINANCING ACTIVITIES		(513,288)	(471,711)

NET DECREASE IN CASH		(337,291)	(212,598)

CASH
Beginning of year		417,948	341,629

End of period		$80,657	$129,031

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments		$1,479	$4,217
Interest payments		$4,378	$69,540

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

For the Six months Ended June 30, 2011 and June 30, 2010

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the six months period ended June 30, 2010 and June 30, 2009.

	Six months ended June 30,
	2011	2010
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	90.6%	92.1%
Gross profit	9.4%	7.9%

Sales, general and administrative expenses	13.4%	3.8%
Other operating expenses	4.3%	1.0%
Total operating expenses	17.7%	4.8%
Profit (loss) from operations	(8.2)%	2.9%

Revenues

Revenue for the six month periods ended June 30, 2011 were $579,440 a decrease of $6,439,164 or 91.7% as compared to revenues for the six months period ended June 30, 2010 of $7,018,604. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the six months period in 2011 over 2010. Specifically, in the six months period ended June 30, 2011 we sold 30 vehicles at an average sales price of $19,315 as compared to 417 vehicles at an average sales price of $16,831 during the comparable period in 2010.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $524,853 or 90.6% of net revenues during the six months period ended June 30, 2011 as compared to $6,462,511 or 92.1% for the comparable period in 2010, a decrease of $5,937,658 or 91.9%. Thus, our gross margin was 9.4% for the six months period ended June 30, 2011 as compared to 7.9% for the comparable period in 2010. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the six months period ended June 30, 2011 as compared to the comparable period in 2010.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $77,606 for the six months period ended June 30, 2011 or 13.4% of net revenue as compared to $271,169 or 3.9% of net revenue for the comparable period in 2010, a decrease in such expenses of $193,563 or 71.4% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries and interest was $24,716 for the six months period ended June 30, 2011 or 4.3% of net revenue compared to the comparable period in 2010 when such expenses were $69,540 or 1.0% of net revenue. The decrease in such expenses is attributable to increased officers’ salaries in 2011 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Six months Period Ended June 30 2011	Six months Period Ended June 30, 2010	Change	Percent Change
Officers Salaries	$20,338	$-	$20,338	(100.0%)

Interest Expense	$4,378	$69,540	$65,162	(93.7%)

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the six months period ended June 30, 2011 was ($49,215) or (8.5%) of net revenue as compared to an operating gain of $202,823 or 2.9% of net revenue for comparable period in 2010, an decrease of $252,038. This decrease in operating gain was primarily as a result of a decrease in gross profits as well as a decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, we had cash and cash equivalents of $80,657 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2011, we had no outstanding balance  on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of June 30, 2011, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

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

(b) Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: August 22, 2011	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer