Form 10-Q/A
period 2011-06-30
Northeast Automotive Holdings, Inc.
filed 2011-09-14
CIK 1361955

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

The number of shares outstanding of the Registrant’s common stock as of August 22, 2011 was 554,017 shares.

 Explanatory Note

Northeast Automotive Holdings, Inc. is filing this Amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 22, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was initially omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: September 14, 2011	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer