Form 10-Q
period 2011-09-30
Northeast Automotive Holdings, Inc.
filed 2011-11-21
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of  November 18, 2011 was  554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

September 30, 2011

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$3,988	$417,948
Accounts Receivable	123,052	-
Inventory	64,853	480,598
Total Current Assets	191,893	898,546

Equipment, net	6,718	10,804
Other assets	3,589	1,800

TOTAL ASSETS	$202,200	$911,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Customer Deposits payable	$-	$48,430
Note payable to bank	100,000	100,000
Demand loans payable	-	263,753
Due to stockholders	28,105	272,640
Accrued expenses	17,052	39,123
Payroll taxes withheld and accrued	1,273	874
Total Current Liabilities	146,430	724,820

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding September 30, 2011 and December 31, 2010	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Deficit	(3,922,032)	(3,791,472)
	56,946	187,506

Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)

Total Stockholders' Equity	55,770	186,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,200	$911,150

See notes to unaudited consolidated financial statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	3,441,916	579,440	10,460,520

Cost of sales	252	3,178,289	525,105	9,640,800

Gross profit	(252)	263,627	54,335	819,720

Operating expenses:
Interest expense	-	38,380	4,378	107,920
Selling, general and administrative	81,094	135,757	158,700	419,487
Total operating expenses	81,094	204,812	183,416	558,082

Profit (Loss) from operations	(81,346)	58,815	(129,081)	261,638

Interest Income	-	-	-	-

Income taxes	-	-	1,479	-

Net profit (loss)	$(81,346)	58,815	(130,560)	261,638

Net profit (loss) per share basic and diluted	$(0.15)	0.08	(0.24)	0.38

Weighted average number of shares outstanding	554,017	692,879	554,017	692,879

See notes to unaudited consolidated financial statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(130,560)	$261,638
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	4,086	4,085
Changes in operating assets and liabilities:
Accounts receivable	(123,052)	-
Inventory	415,745	(51,117)
Other assets	(1,789)	5,973
Customer deposits payable	(48,430)
Accounts payable	-	4,544
Accrued expenses	(22,071)	(17,639)
Payroll taxes	399	(13)

CASH PROVIDED BY OPERATING ACTIVITIES	94,328	207,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	-	2,824,284
Repayment of line of credit	-	(2,599,883)
Proceeds of stockholders loans	5,000	402,107
Repayment of stockholders loan	(249,535)	(713,270)
Proceeds of demand loans	45,700	550,000
Repayment of demand loans	(309,453)	(766,933)

CASH PROVIDED USED IN FINANCING ACTIVITIES	(508,288)	(303,695)

NET INCREASE (DECREASE) IN CASH	(413,960)	(96,224)

CASH
Beginning of year	417,948	341,629

End of period	$3,988	$245,405

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$1,479	$4,200
Interest payments	$4,378	$107,920

See notes to unaudited consolidated financial statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Northeastern Automotive Holdings, Inc. (the “Company”) buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the United States.

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has  working capital of $45,463 at September 30, 2011 and an accumulated deficit of $3,922,032 since inception.

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

For the Nine months Ended September 30, 2011 and September 30, 2010

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the nine months period ended September 30, 2011 and September 30, 2010.

	Nine months ended September 30,
	2011	2010
Percentage of net revenues:
Net revenues	100%	100%
Cost of revenues	90.6%	92.2%
Gross profit	9.4%	7.8%

Sales, general and administrative expenses	27.4%	4.0%
Other operating expenses	4.3%	1.0%
Total operating expenses	31.7%	5.0%
Profit (loss) from operations	(22.3)%	2.8%

Revenues
Revenue for the nine month periods ended September 30, 2011 were $579,440 a decrease of $9,881,080 or 94.5% as compared to revenues for the nine months period ended September 30, 2010 of $10,460,520. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the nine months period in 2011 over 2010. Specifically, in the nine months period ended September 30, 2011 we sold 30 vehicles at an average sales price of $19,315 as compared to 633 vehicles at an average sales price of $16,525 during the comparable period in 2010.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $525,105 or 90.6% of net revenues during the nine months period ended September 30, 2011 as compared to $9,640,800 or 92.2% for the comparable period in 2010, a decrease of $9,115,695 or 94.6%. Thus, our gross margin was 9.4% for the nine months period ended September 30, 2011 as compared to 7.8% for the comparable period in 2010. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the nine months period ended September 30, 2011 as compared to the comparable period in 2010.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $158,700 for the nine months period ended September 30, 2011 or 27.4% of net revenue as compared to $419,487 or 4.0% of net revenue for the comparable period in 2010, a decrease in such expenses of $260,787 or 62.2% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our combined expenses for officers salaries and interest was $24,716 for the nine months period ended September 30, 2011 or 4.3% of net revenue compared to the comparable period in 2010 when such expenses were $138,595 or 1.3% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2011 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Nine months Period Ended September 30, 2011	Nine months Period Ended September 30, 2010	Change	Percent Change
Officers Salaries	$20,338	$30,675	$(10,337)	(33.7)%

Interest Expense	$4,378	$107,920	$(103,542)	(95.9)%

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the nine months period ended September 30, 2011 was ($130,560) or (22.5%) of net revenue as compared to an operating gain of $261,638 or 2.5% of net revenue for comparable period in 2010, an decrease of $392,198. This decrease in operating gain was primarily as a result of a decrease in gross profits as well as a decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, we had cash and cash equivalents of $3,988 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2011, we had no outstanding balance  on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2011, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Not required for smaller reporting companies

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: November 18, 2011	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer