Form 10-K
period 2011-12-31
Northeast Automotive Holdings, Inc.
filed 2012-04-16
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

State issuer’s revenues for its most recent fiscal year. $579,440

The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2011 based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board was $19,240. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Number of shares of the registrant’s common stock outstanding as of April 16, 2012: 554,017 shares of Common Stock.

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

OUR BUSINESS

The Company currently seeks to exploit its 15 years of experience in the wholesale automobile industry and the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicle from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest . We are involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers.  We generally sell our vehicles only through established third-party auctions which act as a marketplace for used vehicles. We thus help align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

During our last audited year, which ended December 31, 2011, we had total revenue of $579,440 and a net loss of $211,765.

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

Currently, we purchase vehicles, on a monthly basis, through six (6) auction houses, which each comprise over ten percent (10%) of our purchases, namely, Skyline Auto Exchange, Southern Auto Auction , ADESA Boston Auto Auction , NADE (National Auto Dealers Exchange) , ADESA New Jersey Auto Auction and   Manheim Auto Auction.  It should be noted that we are not dependent upon any one auction house for our purchases, since in the event that any particular auction house should go out of business, the sellers utilizing such auction house would shift to other auctions.  We currently utilize a revolving line of credit of up to $975,000   provided by Manheim Automotive Financial Services, Inc., an affiliate of Manheim Auto Auction, Inc. (“Manheim”).  Pursuant to such line of credit, which is designed specifically for the purchase of vehicles from Manheim, we are obligated to repay each advance against the line of credit in no more than 21 days after it is advanced to the Company.  The Manheim line of credit also contains several other material terms, specifically, the loan is secured against vehicles purchase with the funds, we have agreed to maintain reasonable amount of adequate cash necessary to operate our business and we have agreed not to make any material changes in our business or material change in our capital structure.

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

The average time it takes to ship a vehicle is five days.  Our shipping costs are partially dependant on the price of fuel and may rise or fall depending upon the then-current fuel costs at any point in time and as of December 31, 2011, our average cost to ship a vehicle is $17 per vehicle.  Once our vehicles are shipped to the third party auction locations, they are cleaned and minor repairs, if necessary, are made by third party contractors who are provided by the auction houses as add-on services available to all of its sellers.

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

Optimizing profit per vehicle sold. In 2011, we had a net loss per car sold of $7,059. We plan to increase our average profit per car by negotiating better terms from sellers and by reducing transportation costs through greater volume commitments to shippers and through the possible utilization of railroad shipping for vehicles which are now available to us due to the larger number of vehicles that we now ship.

COMPETITIVE STRENGTHS

We believe that the following key competitive strengths are critical to our continuing success:

Experienced management team. The members of our senior management team have an average of 19 years of experience in the auto industry and have successfully grown our company to become a leader in the wholesale used vehicle market. Our management team has accomplished this by implementing a disciplined strategy of selective vehicle purchases and increasing sales. Over the past several years, our management team has demonstrated its ability to efficiently and successfully integrate both large and small acquisitions of used vehicles and has increased the number of vehicles bought and sold annually.

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

EMPLOYEES

As of December 31, 2011, we had three full and part time employees, including two in Sales and Support and one in Administration.  In addition, we have on-going relationships with six contractors who work as sales representatives for the Company. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

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

SUBSIDIARIES

We have one subsidiary, Northeast Auto Acceptance Corp., a New York corporation, which was incorporated in 1996 and is a wholly-owned subsidiary of Northeast Automotive Holdings, Inc. (Formerly Northeast Auto Acceptance Corp.), a Nevada corporation.  All of our operating business is handled by our New York subsidiary and information contained herein regarding the business of the Company reflects the operating business of our New York subsidiary.

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

We are Dependent Upon Our Information Systems. The Company’s business is dependent upon the efficient operation of its information systems. In particular, the Company relies on its information systems to effectively manage its sales, inventory and customer information. The failure of the Company’s information systems to perform as designed or the failure to maintain and continually enhance or protect the integrity of these systems could disrupt the Company’s business, impact sales and profitability, or expose the Company to customer or third-party claims.

Our Availability of Capital May Vary.   Changes in the availability or cost of capital and working capital financing, including the availability of long-term financing to support development of the Company, could adversely affect the company’s growth and operating strategies. Further, the Company’s current credit facilities contain certain financial covenants and the Company’s future credit facilities may contain covenants and/or performance triggers. Any failure by the Company to comply with these covenants and/or performance triggers could have a material adverse effect on the Company’s business.

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

We Currently Have Just One Director .  Our Board of Directors is currently composed of just one member, our Chief Executive Officer William Solko.  Thus, without any independent directors, conflicts of interest between the Company and our Chief Executive Officer may occur regarding issues such as executive compensation.  We intend to increase the size of the Board of Directors in 2012.

Our Costs Are Partially Dependent Upon Fuel Costs.   Because all of the vehicles we purchase must be shipped from the Northeast to the Pacific Northwest, we are dependent upon variations in the cost of fuel.  Any significant rise in the cost of fuel will increase our transportation costs and we may not be able to pass these increased costs along to our customers, resulting in lower net profits on each vehicle we sell.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our services.

Governmental Regulations

Our operations are subject to regulations promulgated by various government entities, including the New York State Department of Motor Vehicles and the New Jersey Department of Motor Vehicles.

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

Our executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. The Company rents office space on a month-to-month basis at two locations. Rent expense was approximately $7,800 for 2011 and $7,000 for 2010. We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.	Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our common stock is currently quoted on the Over the Counter Bulletin Board (“OTC BB”) under the symbol NEAU.  There is an extremely limited trading market for our common stock.  The low and high share price during the year ended December 31, 2011 was $0.12 and $2.00 respectively. The low and high share price during the year ended December 31, 2010 was $0.06 and $0.12 respectively.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis or Plan of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and the Company’s other SEC filings and public disclosures.

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

While we feel we are well capitalized at this time with the cash we have on hand, we do have a line of credit with Manheim Automotive Financial Services in the amount of $1,000,000, all of which was available at December 31, 2011.

We have no material commitments for capital expenditures at this time. During the years ended December 31, 2011 and 2010, our capital resources are used primarily for the purpose of purchasing inventory. However, we are under no obligation or contract to purchase inventory at any specific time or from any specific source.

For the Years Ended December 31, 2011 and 2010

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years ended December 31, 2011 and 2010.

ANNUAL RESULTS OF
OPERATIONS	Years Ended December 31
	2011		2010
(In thousands)	Amount	%	Amount	%
Net Revenues	$579	100.0%	$13,025	100.0%
Cost of Revenues	527	90.9%	11,926	91.6%
Gross Profit	52	9.1%	1,099	8.4%
Sales, general and administrative expenses	92	16.3%	535	4.1%
Other expenses	173	29.8%	303	2.3%
Total costs and expenses	264	46.1%	838	6.4%
Profit (loss) from operations	$(212)	(37.1)%	$261	2.0)%

Revenues

Revenues for the year ended December 31, 2011 were $579,440, a decrease of $12,445,568 or 95.6% over revenues for the year ended December 31, 2010 of $13,025,008. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the year 2011 over 2010. Specifically, in the year ended December 31, 2011, we sold 30 vehicles at an average sales price of $19,315 as compared to 775 vehicles at an average sales price of $16,806 during the comparable period in 2010. The sharp decrease in revenues was due to a continued dramatic slowdown in the auto industry in 2011. As gas prices rose steadily, and economic conditions worsened, we experienced a significant drop in demand for used vehicles. Sales of light trucks and sport utility vehicles, our core product, dropped sharply. As dealers nationwide scrambled to sell off their light truck and SUV inventory, prices plummeted. This led to a glut of these types of vehicles in the market and a further erosion of vehicle values. We continued in 2011 to see little demand for these vehicles. We expended tremendous amounts of time and energy attempting to market our existing inventory, which prevented us from buying and selling new inventory which would have offset the dramatic drop in revenues we reported.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $526,871 or 90.9% of net revenues during the year ended December 31, 2011, a decrease of $11,398,911, as compared to $11,925,782 or 91.6% for the comparable period in 2010. Thus, our gross margin was 9.1% for the year ended December 31, 2011 as compared to 8.4% for the comparable period in 2010. The decrease in our cost of revenue is attributable to a decrease in the number of the vehicles sold during the year ended December 31, 2011 as compared to the comparable period in 2010. The decrease in the number of units sold was the result of higher fuel prices, and worsening economic conditions, which led to a dramatic drop in demand for our core product, light trucks and sport utility vehicles.

Operating Expenses

Our operating expenses are composed primarily of salaries, consulting fees and sales, general and administrative expenses.

Sales, General and Administrative

Sales, general and administrative ("SGA") expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $91,531 for the year ended December 31, 2011 or 14.7% of net revenue as compared to $535,577 or 4.1% of net revenue for the comparable period in 2010, a decrease in such expenses of $444,046 or 82.9%. The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses. As the slowdown in the used vehicle industry took hold, we made every attempt to reduce our expenses wherever we saw fit. Most significantly, we reduced our workforce. This reduction included the elimination of full time salaried positions, as well as the termination of our relationship with certain subcontracted personnel.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest was $202,908 for the year ended December 31, 2010 or 1.56% of net revenue compared to the comparable period in 2010 when such expenses were $202,908 or 1.56% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries and interest expense.

	Year Ended	Year Ended	Variance
ANNUAL OPERATING EXPENSES	December 31, 2011	December 31, 2010	Amount	%

Sales, General and Administrative Expenses	$91,531	535,577	$(444,046)	(82.9)%
Officers’ Salaries	20,338	173,620	(153,282)	(88.3)%
Consulting Fees	85,000	-	85,000	n/a %
Loss on Write-off of Inventory	63,087	-		n/a %
Interest Expense	4,378	129,287	(124,909)	(96.6)%
Total Operating Expenses	$264,334	838,484	$(574,150)	(68.5)%

Operating profit (Loss)

Operating profit (loss) from operations is calculated as our revenues less all of our operating expenses. Our operating loss for the year ended December 31, 2011 was $211,765) or 36.5% of net revenue as compared to an operating profit of $260,742 or 2.0% of net revenue for comparable period in 2010. This decrease in operating profit was primarily as a result of a decrease in gross revenues of a greater magnitude than the decrease in operating expenses.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenues, expenses and the disclosure of contingent liabilities. A summary of our significant accounting policies is more fully described in Note 2 to our consolidated financial statements included elsewhere in this report.

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

Revenue Recognition

In December 2003, the SEC released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  All of our revenue is generated from the sales of used vehicles.  We recognize revenue only when one of vehicles is sold at auction to a buyer and upon the occurrence of either the title being transferred or when buyer assumes the responsibility of ownership such as the risk of loss.

Allowance for Doubtful Accounts

All of our vehicles are sold through wholesale auction houses.  The terms of the auction sales require that payment be received by the seller prior to the title being transferred to the purchaser.  Thus, we receive payment upon the sale of each vehicle and therefore, we do not maintain an allowance for doubtful accounts on our financial statements.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

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

As of December 31, 2011, we had cash and cash equivalents of $5,395 invested in standard bank checking accounts and highly liquid money market instruments.  Such investments are subject to interest rate and credit risk.  Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2011, we had an outstanding balance of $-0- on our revolving credit facility with Manheim Auto Financial Services, Inc.  Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%.  In addition, as of December 31, 2011, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

Item 8.	Financial Statements and Supplementary Data.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

CONSOLIDATED BALANCE SHEETS	F3

CONSOLIDATED STATEMENTS OF OPERATIONS	F4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F7-F10

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northeast Automotive Holdings, Inc,

Merrick, New York

We have audited the accompanying consolidated balance sheet of Northeast Automotive Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Automotive Holdings, Inc. and its subsidiary as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2012

F2

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$5,395	$417,948
Accounts Receivable	123,052	-
Inventory	-	480,598
Total Current Assets	128,447	898,546

Equipment, net of accumulated depreciation of $34,408 and $28,961	5,357	10,804
Other assets	2,868	1,800

TOTAL ASSETS	$136,672	$911,150

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$-	$48,430
Note payable to bank	100,000	100,000
Demand loans payable	-	263,753
Due to stockholders	42,584	272,640
Accrued expenses	18,250	39,123
Payroll taxes withheld and accrued	1,273	874
Total Current Liabilities	162,107	724,820

Stockholders' Equity (Deficit)
Convertible Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding	554	554
Capital stock to be issued (500,000 shares)	20,000	20,000
Additional paid-in capital	3,957,424	3,957,424
Accumulated deficit	(4,003,237)	(3,791,472)
	(24,259)	187,506)
Less: Treasury stock at cost (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity (Deficit)	(25,435)	186,330
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$136,672	$911,150

See Notes to Consolidated Financial Statements

F3

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

Net sales	$579,440	$13,025,008

Cost of sales	526,871	11,925,782

Gross profit	52,569	1,099,226

Operating expenses:
Officers salaries	20,338	173,620
Consulting fees	85,000	-
Selling, general and administrative	91,531	535,577
Loss on write-off of inventory	63,087	-
Total operating expenses	259,956	709,197

Profit (loss) from operations	(207,387)	390,029

Interest expense	4,378	129,287

Net income (loss)	$(211,765)	$260,742

Net income (loss) per common share, basic	$(0.38)	$0.47

Weighted average number of shares outstanding, basic	554,017	554,017

Net income (loss) per common share, diluted	$(0.38)	$0.02

Weighted average number of shares outstanding, diluted	554,017	10,554,017

See Notes to Consolidated Financial Statements

F4

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(211,765)	$260,742
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,447	5,447
Compensation expense	24,718	100,000
Write-off of Inventory	63,087	-
Changes in operating assets and liabilities:
Accounts receivable	(123,052)	-
Inventory	417,511	1,073,951
Other assets	(1,068)	5,973
Accounts payable	(48,430)	(26,593)
Accrued expenses	(20,873)	(97,588)
Accrued payroll taxes	399	(1,442)
CASH PROVIDED BY OPERATING ACTIVITIES	105,974	1,320,490

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of line of credit	-	1,815,315
Repayment of line of credit	-	(2,140,903)
Proceeds of stockholders loans	40,461	37,127
Repayment of stockholders loans	(295,235)	(448,602)
Proceeds of demand loans	-	757,913
Repayment of demand loans	(263,753)	(1,265,021)
CASH USED IN FINANCING ACTIVITIES	(518,527)	(1,244,171)

NET INCREASE (DECREASE) IN CASH	(412,553)	76,319
CASH, beginning of year	417,948	341,629

CASH, end of year	$5,395	$417,948

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$4,200
Interest payments	$8,957	$129,288

See Notes to Consolidated Financial Statements

F5

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Convertible Preferred Stock		Common Stock		Capital Stock		Additional
	($.0001 par value)		($.001 par value)		to be issued		Paid-In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance, December 31, 2009	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,052,214)	$(1,176)	$(74,412)

Net profit	-	-	-	-	-	-	-	260,742	-	360,743

Balance, December 31, 2010	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(3,791,472)	$(1,176)	$186,330

Net loss	-	-	-	-	-	-	-	(211,765)	-	(211,765)

Balance, December 31, 2011	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,003,237)	$(1,176)	$(25,435)

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

On January 14, 2004, the Company issued 200,000 shares of its common stock to Northeast Auto Acceptance Corp (a New York corporation) (“NAAC-NY”) when the Company had 181,886 shares outstanding as consideration for the acquisition of NAAC-NY. NAAC-NY was incorporated in New York on December 31, 1996.  NAAC-NY buys used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the Pacific Northwest.

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $33,660 at December 31, 2011 and an accumulated deficit of $4,003,237 since inception.

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

F7

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation

The cost of equipment is depreciated over the estimated useful lives of the related assets of five years.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

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

F8

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventory consists of the following:

	December 31,
	2011	2010

Automobiles purchased for resale	$-	$480,598

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

NOTE 4 – NOTES AND LOANS PAYABLE

	December 31,	December 31,
	2011	2010

Revolving line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	100,000	100,000

6% unsecured demand notes payable	-	263,753

Due to stockholders (The stockholder loans are unsecured, pay interest at an average 6% per annum, are subordinated to the bank loan and have no specific terms of repayment)	42,584	272,640

NOTE 5 – CONVERTIBLE PREFERRED STOCK

Each share of the Series A preferred stock carries with it (i) voting rights equal to 30 times the number of Common Stock votes, (ii) no dividends, (iii) a liquidation preference equal to eight times the sum available for distribution to Common Stock holders, (iv) automatic conversion after three years to one (1) common share, (v) exemption from reverse stock splits and other changes to the common stock capital of the Company, and (vi) convertibility at the option of the holder anytime.

During the year ended December 31, 2011, the date for automatic conversion of the preferred shares passed. However, the conversion has not yet been effected by the Board of Directors.

F9

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROFIT OR LOSS PER SHARE

Profit or loss per common share is calculated as the profit or loss for the period divided by the weighted average number of shares of the Company's common stock.

	December 31,
	2011	2010
Numerator
Net income (loss) available to common stockholders	$(211,765)	$260,744

Denominator
Weighted-average shares outstanding for earnings per share, basic	554,017	554,017

Effect of dilutive securities:
Convertible preferred stock	-	10,000,000
Weighted-average shares outstanding for earnings per share, diluted	554,017	554,017

The following were excluded from the computation of the diluted securities outstanding as they would have had an anti-dilutive impact.

	December 31,
	2011	2010

Convertible preferred stock	10,000,000	-

NOTE 7 - INCOME TAXES

Due to the Company’s prior year net losses, there was no provision for income taxes. The Company has net operating loss carryforwards for income tax purposes of approximately $640,000 and $588,000 at December 31, 2011 and 2010, respectively. These carryforward losses are available to offset future taxable income, if any, and expire starting in the year 2024. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to any cumulative 36-month change in ownership of the Company of more than 50 percent. As the company has largely suspended operations, it is unlikely that the Company will have future taxable income that could be reduced by the benefit of these carryforwards. Accordingly, the Company has recorded a valuation allowance for the full amount of the deferred tax assets. The components of the Company’s tax provision were as follows:

	2011	2010
Deferred tax asset – NOL carryforward	$216,000	$200,000
Less: valuation allowance	(216,000)	(200,000)
Total	$-	$-

NOTE 8 -COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and warehouse space on a month-to-month basis.  Rent expense was approximately $7,800 and $7,000 for 2011 and 2010, respectively.

F10

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

Based on their evaluation, our chief executive officer who also acts as our chief financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report due to the following:

•	Lack of proper segregation of duties in financial reporting due to limited personnel and most accounting functions, including preparation of financial statements, being performed by third party consultants.
•	Lack of a formal review process that includes multiple levels of review.

These deficiencies are the result of the Company’s limited number of employees and limited financial resources. This deficiency may affect management’s ability to determine whether errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to material affect, our internal controls.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and age of our executive officers and sole director.

Name	Age	Position	Date of Appointment

William Solko	43	President, Chief Executive Officer, Chairman, Treasurer	December 2004

Michael Shaw	43	Vice President	December 2004

Marsha Solko	43	Director of Administration	December 2004

Set forth below is a brief description of the background and business experience of our executive officers and sole director for the past five years.

William Solko

President, Chief Executive Officer and Director.  Mr. Solko has served as President, Chief Executive Officer and Director of the Company since the acquisition of our Northeast Auto Acceptance (NY) subsidiary.  He founded our Northeast Auto Acceptance (NY) subsidiary in 1995.  Mr. Solko has over 23 years of experience in the automobile industry including over 20 years of experience in commercial automobile buying.  Prior to forming the Company, from 1993 to 1995, Mr. Solko was employed as a buyer for two public automobile auction companies in the Chicago area. Mr. Solko attended The State University of New York at New Paltz.

Michael Shaw

Vice President.  Mr. Shaw has more than 13 years of experience in automotive sales.  Prior to joining our Northeast Auto Acceptance (NY) subsidiary in 1995, Mr. Shaw operated his own used vehicle sales operation.

Marsha Solko

Director of Administration.  Ms. Solko has held this position since the formation of the Company’s Northeast Auto Acceptance subsidiary in 1994. Her primary responsibility is to oversee the day-to-day operations of the company. In her supervisory role, she is responsible for the monitoring of accounts payables and receivables, daily cash flows, as well as handling vehicle title issues.  Ms. Solko has over 21 years experience in the automobile industry, having held the position of bookkeeper and office manager for several vehicle dealerships during that time.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Compensation of Executive Officers (continued)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat ion ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

William Solko President, Chief	2011	$20,338	-0-	-0-	-0-	-0-	-0-	-0-	$20,338
Executive Officer, Treasurer

Michael Shaw, Vice President	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Marsha Solko, Director of Administration	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2011, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2011, we did not compensate our director for his services.

Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Class A Common	William Solko (1)	166,667	30.08%
Stock	Michael Shaw (1)	66,667	12.03%
Class A Preferred Stock	William Solko (1)	10,000,000	100.00%

(1)	Unless otherwise indicated in the footnotes to the table, (1) the individuals listed have sole voting and sole investment control with respect to the shares they beneficially own and (2) the address of each beneficial owner listed is c/o the Company, 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566.

(2)	Based on 300,000,000 shares of Common Stock authorized, 554,017 shares issued and outstanding; and 10,000,000 shares of Class A Preferred Stock authorized, 10,000,000 shares issued and outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For 2011 and 2010, we were billed $30,000 per year for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

None.

All Other Fees

None.

Audit Related Fees

None.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2011 were pre-approved by the entire Board of Directors.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

Date:	April 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer, Director	April 16, 2012
WILLIAM SOLKO

