Form 10-K/A
period 2011-12-31
Northeast Automotive Holdings, Inc.
filed 2012-04-20
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

 Explanatory Note

Northeast Automotive Holdings, Inc. is filing this Amendment (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 10, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on April 17, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was initially omitted from the Form 10-K as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: April 19, 2012	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer