Form 10-Q
period 2012-03-31
Northeast Automotive Holdings, Inc.
filed 2012-05-21
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of  May 7, 2012 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

March 31, 2012

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2011.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$1,883	$5,395
Accounts Receivable- related party	123,052	123,052
Total Current Assets	124,935	128,447

Equipment, net	4,101	5,357
Other assets	2,868	2,868

TOTAL ASSETS	$131,904	$136,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank	$100,000	$100,000
Due to stockholders	51,248	42,584
Accrued expenses	12,750	18,250
Payroll taxes withheld and accrued	-	1,273
Total Current Liabilities	163,998	162,107

Stockholders' deficit
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding March 31, 2012 and December 31, 2011	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Retained Deficit	(4,009,896)	(4,003,237)
	(30,918)	(24,259)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	(32,094)	(25,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$131,904	$136,672

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Net sales	$-	$415,776

Cost of sales	-	362,477

Gross profit	-	53,299

Operating expenses:
Officers salaries	-	20,338
Selling, general and administrative	6,659	64,576
Total operating expenses	6,659	84,914

Interest expense	-	4,378

Profit (loss) from operations	(6,659)	(35,993)

Income taxes	-	1,369

Net profit (loss)	$(6,659)	$(37,362)

Net income (loss) per share basic and diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding	692,879	554,017

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(6,659)	$(37,362)
Adjustments to reconcile net profit (loss) to net cash used by operating activities:
Depreciation and amortization	1,256	1,361
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	292,693
(Increase) decrease in other assets	-	(1,789)
Increase (decrease) in customer deposits payable	-	(47,459)
Increase (decrease) in accrued expenses	(5,500)	(6,871)
Increase (decrease) in payroll taxes	(1,273)	1,068

Total adjustments	(5,517)	239,003
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(12,176)	201,641

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of stockholder loans	8,664
Repayment of stockholders loan	-	(271,735)
Repayments of demand loans	-	(263,753)
	-	-
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	8,664	(535,488)

NET INCREASE (DECREASE) IN CASH	(3,512)	(333,847)

CASH
Beginning of year	5,395	417,948

End of period	$1,883	$84,101

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$-	$4,378

See Notes to Unaudited Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Through May 2011, the Company bought used automobiles at auctions, then repaired, cleaned, transported and resold them wholesale throughout the United States. Since then, there have been no significant operations.

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has working capital of ($39,063) at March 31, 2012 and an accumulated deficit of ($4,009,896) since inception.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

For the Three Months Ended March 31, 2012 and March 31, 2011

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the three month periods ended March 31, 2012 and March 31, 2011.

	Three Months ended March 31,
	2012	2011
Percentage of net revenues:
Net revenues	-	100%
Cost of revenues	-	87.2%
Gross profit	-	12.8%

Sales, general and administrative expenses	-	15.5%
Other operating expenses	-	5.9%
Total operating expenses	-	21.5%
Profit (loss) from operations	-	(8.7)%

Revenues

Revenue for the three month period ended March 31, 2012 were $-0- a decrease of $415,776 or 100% as compared to revenues for the three month period ended March 31, 2011 of $415,776. The decrease in revenue was a result of a decrease in the number of vehicles we sold in the three month period in 2012 over 2011. Specifically, in the three month period ended March 31, 2012 no vehicles were sold as compared to 22 vehicles at an average sales price of $18,899 during the comparable period in 2011.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $-0- or 100% of net revenues during the three month period ended March 31, 2012 as compared to $362,477 or 87.2% for the comparable period in 2011, a decrease of $362,477 or 100%. Thus, our gross margin was 0.0% for the three month period ended March 31, 2012 as compared to 12.8% for the comparable period in 2011. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the three month period ended March 31, 2012 as compared to the comparable period in 2011.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $6,659 for the three month period ended March 31, 2012 or 0.00% of net revenue as compared to $64,576 or 15.5% of net revenue for the comparable period in 2011, a decrease in such expenses of $57,917 or 89.7% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries and interest was $-0- for the three month period ended March 31, 2012 or 0.0% of net revenue compared to the comparable period in 2011 when such expenses were $24,716 or 5.9% of net revenue. The decrease in such expenses is attributable to increased officers’ salaries in 2012 and a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2012	March 31, 2011	Change	Percent Change
Officers Salaries	$-	$20,338	$20,338	(100.0)%

Interest Expense	$-	$4,378	$4,378	(100.0)%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended March 31, 2012 was ($6,659) or (0.0%) of net revenue as compared to an operating loss of ($37,362) or (9.0%) of net revenue for comparable period in 2011, an increase of $30,703. This increase in operating income was primarily as a result of a decrease in gross revenues which was less than the decrease of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, we had cash and cash equivalents of $1,883 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2012, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)  of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: May 21, 2012	By:	/s/ William Solko
William Solko, Chief Executive Officer

