Form 10-Q
period 2012-06-30
Northeast Automotive Holdings, Inc.
filed 2012-08-20
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of  August 20, 2012 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

June 30, 2012

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$1,329	$5,395
Accounts Receivable – related party		123,052
Total Current Assets	1,329	128,447

Equipment, net	2,845	5,357
Other assets	2,826	2,868

TOTAL ASSETS	$7,000	$136,672

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note payable to bank	100,000	100,000
Due to stockholders	53,048	42,584
Accrued expenses	14,950	18,250
Payroll taxes withheld and accrued	-	1,273
Total Current Liabilities	167,998	162,107

Stockholders' Deficit
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding June 30, 2010 and December 31, 2009	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Accumulated Deficit	(4,138,800)	(4,003,237)
	(159,822)	(24,259)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' DEFICIT	(160,998)	(25,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,000	$136,672

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	163,664	-	579,440

Cost of sales	-	162,376	-	524,853

Gross profit	-	1,288	-	54,587

Operating expenses:
Officers salaries	-	-	-	20,338
Interest expense	-	-	-	4,378
Selling, general and administrative	128,904	13,030	135,563	77,606
Total operating expenses	128,904	13,030	135,563	102,322

Loss from operations	(128,904)	(11,742)	(135,563)	(47,735)

Income taxes	-	110	-	1,479

Net loss	$(128,904)	(11,852)	(135,563)	(49,214)

Net loss per share basic and diluted	$(0.23)	(0.02)	(0.24)	(0.09)

Weighted average number of shares outstanding	554,017	554,017	554,017	554,017

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,563)	$(49,214)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,554	2,724
Changes in operating assets and liabilities:	-
(Increase) decrease in accounts receivable	123,052	(123,052)
(Increase) decrease in inventory	-	415,745
(Increase) decrease in other assets	-	(1,789)
Increase (decrease) in customer deposits payable	-	(48,430)
Increase (decrease) in accrued expenses	(3,300)	(21,070)
Increase (decrease) in payroll taxes	(1,273)	1,083
Total adjustments	121,033	225,211
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(14,530)	175,997

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholders loans	10,464	-
Repayment of stockholders loan	-	(249,535)
Proceeds of demand loans		45,700
Repayment of demand loans	-	(309,453)
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	10,464	(513,288)

NET INCREASE (DECREASE) IN CASH	(4,066)	(337,291)

CASH
Beginning of year	5,395	417,948

End of period	$1,329	$80,657

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$1,479
Interest payments	$-	$4,378

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of ($166,669) at June 30, 2012 and an accumulated deficit of $4,138,800 since inception.

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

NOTE 2 - RELATED PARTY

As of June 30, 2012, the Company is indebted to stockholders for $53,048. This amount is unsecured, non-interest bearing, and due on demand.

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

For the Six months Ended June 30, 2012 and June 30, 2011

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the six months period ended June 30, 2012 and June 30, 2011.

	Six months ended June 30,
	2012	2011
Percentage of net revenues:
Net revenues	-	100%
Cost of revenues	-	90.6%
Gross profit	-	9.4%
	-
Sales, general and administrative expenses	-	13.4%
Other operating expenses	-	4.3%
Total operating expenses	-	17.7%
Profit (loss) from operations	-	(8.2)%

Revenues

Revenue for the six month period ended June 30, 2012 was $-0- a decrease of $579,440 or 100% as compared to revenues for the six months period ended June 30, 2011 of $579,440. The decrease in revenue was a result of no vehicles being sold in the six months period in 2012 compared to 2011. Specifically, in the six months period ended June 30, 2012 no vehicles were sold as compared to 30 vehicles at an average sales price of $19,315 during the comparable period in 2011.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $-0- or 100% of net revenues during the six months period ended June 30, 2012 as compared to $524,853 for the comparable period in 2011, a decrease of $524,853 or 100%. Thus, our gross margin was 0.0% for the six months period ended June 30, 2012 as compared to 9.4% for the comparable period in 2011. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the six months period ended June 30, 2012 as compared to the comparable period in 2011.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $135,563 for the six months period ended June 30, 2012 as compared to $524,853 for the comparable period in 2011, a decrease in such expenses of $389,290.

Other Expenses

Our combined expenses for officers salaries and interest was $0.00 for the six months period ended June 30, 2012 compared to the comparable period in 2011 when such expenses were $24,716 or 4.3% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2012 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Six months Period Ended June 30 2012	Six months Period Ended June 30, 2011	Change	Percent Change
Officers Salaries	$-	$20,338	$20,338	(100.0)%

Interest Expense	$-	$4,378	$4,378	(100.0)%

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the six months period ended June 30, 2012 was ($135,563) or (100%) of net revenue as compared to an operating loss of ($49,214) or (8.5%) of net revenue for comparable period in 2011, an increase of $86,349. This increase in operating loss was primarily as a result of a decrease in gross profits as well as an increase of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, we had cash and cash equivalents of $1,329 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2012, we had no outstanding balance on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of June 30, 2012, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: August 20, 2012	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer

