Form 10-Q
period 2012-09-30
Northeast Automotive Holdings, Inc.
filed 2012-11-26
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

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

The number of shares outstanding of the Registrant’s common stock as of  November 26, 2012 was 554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

September 30, 2012

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2012	2011
Current Assets:
Cash	$172	$5,395
Accounts Receivable – related party		123,052
Total Current Assets	172	128,447

Equipment, net	1,592	5,357
Other assets	3,966	2,868

TOTAL ASSETS	$5,730	$136,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Note payable to bank	100,000	100,000
Due to stockholders	55,538	42,584
Accrued expenses	19,700	18,250
Payroll taxes withheld and accrued	-	1,273
Total Current Liabilities	175,238	162,107

Stockholders' equity
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding September 30, 2012 and December 31, 2011	554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,957,424	3,957,424
Deficit	(4,147,310)	(4,003,237)
	(168,332)	(24,259)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Equity	(169,508)	(25,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,730	$136,672

See Notes to Unaudited Consolidated Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	-	-	579,440

Cost of sales	-	250	-	525,104

Gross profit	-	(250)	-	54,336

Operating expenses:
Officers salaries	-	-	-	20,338
Interest expense	2,800	-	2,800	4,378
Selling, general and administrative	5,710	81,097	141,273	158,703
Total operating expenses	8,510	81,097	144,073	183,419

Profit (Loss) from operations	(8,510)	(81,347)	(144,073)	(129,083)

Interest Income	-	-	-	-

Income taxes	-	-	-	1,479

Net profit (loss)	$(8,510)	(81,347)	(144,073)	(130,562)

Net profit (loss) per share basic and diluted	$(0.01)	(0.12)	(0.21)	(0.19)

Weighted average number of shares outstanding	692,879	692,879	692,879	692,879

See Notes to Unaudited Consolidated Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(144,073)	$(130,562)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,765	4,085
Changes in operating assets and liabilities:	-
(Increase) decrease in accounts receivable	123,052	(123,052)
(Increase) decrease in inventory	-	415,745
(Increase) decrease in other assets	(1,098)	(1,789)
Increase (decrease) in customer deposits payable	-	(48,430)
Increase (decrease) in accrued expenses	1,450	(22,070)
Increase (decrease) in payroll taxes	(1,273)	401
Total adjustments	125,894	224,890
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(18,177)	94,328
		94,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
CASH USED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of stockholders loans	12,954	-
Repayment of stockholders loan	-	(244,535)
Repayment of demand loans	-	(263,753)
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	12,954	(508,288)

NET INCREASE (DECREASE) IN CASH	(5,223)	(413,960)

CASH
Beginning of year	5,395	417,948

End of period	$172	$3,988

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$1,479
Interest payments	$2,800	$4,378

SUPPLEMENTAL FINANCE AND INVESTMENT INFORMATION
Conversion of debt to preferred stock	$-	$100,000

See Notes to Unaudited Consolidated  Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company used to used automobiles at auctions, then repairs, cleans, transports and resells them wholesale throughout the United States.  The Company ceased such operations in 2011 and currently has no operations.

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has  a working capital deficiency of $175,066 at September 30, 2012 and an accumulated deficit of $4,147,310 since inception.

The Company currently has no revenues and the Company's cash position may not be enough to support the Company's daily operations. Management is now seeking other business opportunities to provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – NOTES AND LOANS PAYABLE

	September 30, 2012	December 31, 2011

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	55,538	42,584
	$155,538	$142,584

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

For the Nine months Ended September 30, 2012 and September 30, 2011

The following table sets forth certain data derived from the unaudited consolidated statements of operations, expressed as a percentage of net revenues for each of the nine months period ended September 30, 2012 and September 30, 2011.

	Nine months ended September 30,
	2012	2011
Percentage of net revenues:
Net revenues	-	100%
Cost of revenues	-	90.6%
Gross profit	-	9.4%
	-
Sales, general and administrative expenses	-	13.4%
Other operating expenses	-	4.3%
Total operating expenses	-	17.7%
Profit (loss) from operations	-	(8.2)%

Revenues
Revenue for the six month period ended September 30, 2012 was $-0- a decrease of $579,440 or 100% as compared to revenues for the six months period ended September 30, 2011 of $579,440. The decrease in revenue was a result of no vehicles being sold in the nine months period in 2012 compared to 2011. Specifically, in the nine months period ended September 30, 2012 no vehicles were sold as compared to 30 vehicles at an average sales price of $19,315 during the comparable period in 2011.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $-0- or 100% of net revenues during the nine months period ended September 30, 2012 as compared to $524,854 or 90.6% for the comparable period in 2011, a decrease of $524,854 or 100%. Thus, our gross margin was 0.0% for the nine months period ended September 30, 2012 as compared to 9.4% for the comparable period in 2011. The decrease in our cost of revenue as a percent of revenue is attributable to a decrease in the cost of the vehicles sold during the nine months period ended September 30, 2012 as compared to the comparable period in 2011.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $141,271 for the nine months period ended September 30, 2012 or 100% of net revenue as compared to $158,703 or 27.39% of net revenue for the comparable period in 2011, a decrease in such expenses of $17,432 or 10.9% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses
Our combined expenses for officers salaries and interest was $2,800 for the nine months period ended September 30, 2012 or 100% of net revenue compared to the comparable period in 2011 when such expenses were $24,716 or 4.3% of net revenue. The decrease in such expenses is attributable to decreased officers’ salaries in 2012 as well as a decrease in interest expense. The following table shows the changes in the components of these expenses during the comparable periods.

	Nine months Period Ended September 30 2012	Nine months Period Ended September 30, 2011	Change	Percent Change
Officers Salaries	$-	$20,338	$20,338	(100.0%)

Interest Expense	$2,800	$4,378	$1,578	(36.0%)

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the nine months period ended September 30, 2012 was ($144,071) or (100%) of net revenue as compared to an operating loss of ($130,562) or (22.5%) of net revenue for comparable period in 2011, an increase of $13,509. This increase in operating loss was primarily as a result of a decrease in gross profits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, we had cash and cash equivalents of $172 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 20121, we had no outstanding balance  on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2012, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We are highly Dependent Upon Our Management and Workforce. The Company’s success depends upon the continued contribution of its corporate management team. Consequently, the loss of the services of key employees could have a material adverse effect on the Company’s results of operations. In addition, in order to expand the Company’s business, the Company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which the Company operates is highly competitive and may subject the company to increased labor costs during periods of low unemployment.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: November 26, 2012	By:	/s/ William Solko
William Solko, Chief Executive Officer and Chief Financial Officer