Form 10-K
period 2012-12-31
Northeast Automotive Holdings, Inc.
filed 2013-04-17
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

State issuer’s revenues for its most recent fiscal year. $-0-

The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2012 based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board was $19,240. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Number of shares of the registrant’s common stock outstanding as of March 31, 2013: 554,017 shares of Common Stock.

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

OUR BUSINESS

The Company currently seeks to exploit its 14 years of experience in the wholesale automobile industry and the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicle from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest . We are involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers. We generally sell our vehicles only through established third-party auctions which act as a marketplace for used vehicles. We thus help align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

During our last audited year, which ended December 31, 2012, we had total revenue of $-0- and a net (loss) of ($149,096).

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

The average time it takes to ship a vehicle is five days. Our shipping costs are partially dependant on the price of fuel and may rise or fall depending upon the then-current fuel costs at any point in time and as of December 31, 2012, our average cost to ship a vehicle is $-0- per vehicle. Once our vehicles are shipped to the third party auction locations, they are cleaned and minor repairs, if necessary, are made by third party contractors who are provided by the auction houses as add-on services available to all of its sellers.

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

Optimizing profit per vehicle sold . In 2012, we had a net (loss) per car sold of ($-0-). We plan to increase our average profit per car by negotiating better terms from sellers and by reducing transportation costs through greater volume commitments to shippers and through the possible utilization of railroad shipping for vehicles which are now available to us due to the larger number of vehicles that we now ship.

COMPETITIVE STRENGTHS

We believe that the following key competitive strengths are critical to our continuing success:

Experienced management team . The members of our senior management team have an average of 20 years of experience in the auto industry and have successfully grown our company to become a leader in the wholesale used vehicle market. Our management team has accomplished this by implementing a disciplined strategy of selective vehicle purchases and increasing sales. Over the past several years, our management team has demonstrated its ability to efficiently and successfully integrate both large and small acquisitions of used vehicles and has increased the number of vehicles bought and sold annually.

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

EMPLOYEES

As of December 31, 2012, we had three full and part time employees, including two in Sales and Support and one in Administration. In addition, we have on-going relationships with six contractors who work as sales representatives for the Company. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees.

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

Item 1A.	RISK FACTORS.

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

Our executive offices are located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. The Company rents office space on a month-to-month basis at two locations, and during 2008 and 2009 had rented warehouse and storage spaces on a month-to-month basis. Rent expense was approximately $6,700 for 2012, $7,800 for 2011 and $7,000 for 2010. At December 31, 2012, future minimum lease payments were $6,700 for 2013. We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.	Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our common stock is currently quoted on the Over the Counter Market (“OTC”) under the symbol NEAU. There is a limited trading market for our common stock. The low and high share prices during the year ended December 31, 2012, were $0.20 and $1.00, respectively. The low and high share prices during the year ended December 31, 2011, were $0.12 and $2.00, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the "Company" or " we " ) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Form 10-K for the fiscal year ended December 31, 2012, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item I of this Report on Form 10-Q ("Form 10-Q") and the Company’s other SEC filings and public disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is directly related to market trends and events, as well as our ability to interpret those trends and events and react accordingly. We are active in the used vehicle market daily, and we believe that while there will always be uncertainties and unusual events that may shape the market, we are highly capable of dissecting the data available to us, and both willing and able to make whatever changes are needed in a timely fashion to protect our liquidity. Unusual events may include the rise or fall of the cost of fuel, unforeseen economic changes in the geographic areas with which our company operates, or even acts of God. While we feel we are well capitalized at this time with the cash we have on hand, we do have a line of credit with Manheim Automotive Financial Services in the amount of $1,000,000, all of which was available at December 31, 2012.

We have no material commitments for capital expenditures at this time. Our capital resources are used primarily for the purpose of purchasing inventory. However, we are under no obligation or contract to purchase inventory at any specific time or from any specific source.

For the Year Ended December 31, 2012, and 2011

The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the year ended December 31, 2012 and 2011.

ANNUAL RESULTS OF OPERATIONS	Years Ended December 31
	2012		2011
(In thousands)	Amount	%	Amount	%
Net Revenues	$-	-%	$579	100.00%
Cost of Revenues	-	-%	527	90.9%
Gross Profit	-	-%	52	9.1%
Sales, general and administrative expenses	22	-%	92	16.3%
Other expenses	127	-%	173	29.8%
Total costs and expenses	149	-%	264	46.1%
Profit (loss) from operations	$(149)	-%	$(212)	(37.1)%

Revenues

Revenue for the year ended December 31, 2012 were $-0-, a decrease of $579,440 or 100% over revenues for the year ended December 31, 2011 of $579,440. The decrease in revenue was a result of no vehicles being sold during 2012. Specifically, in the year ended December 31, 2012, no vehicles were sold as compared to 30 vehicles at an average sales price of $19,315 during the comparable period in 2011.

Cost of Revenues and Gross Profit Margin

The Company's cost of revenues is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $-0- or 0.00% of net revenues during the year ended December 31, 2012, a decrease of $526,871, as compared to $526,871 or 90.9% for the comparable period in 2011. Thus, our gross margin was 0.0% for the year ended December 31, 2012 as compared to 9.4% for the comparable period in 2011. The decrease in our cost of revenue is attributable to no cars being sold during 2012.

Operating Expenses

Our operating expenses are comprised primarily of consulting fees and sales, general and administrative expenses.

Sales, General and Administrative

Sales, general and administrative ("SGA") expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $22,247 for the year ended December 31, 2012, or 0% of net revenue as compared to $91,534 or 14.7% of net revenue for the comparable period in 2011.. The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Other Expenses

Our combined expenses for officers salaries, consulting fees and interest were $126,850 for the year ended December 31, 2012 or 0.00% of net revenue; in the comparable period in 2011, such expenses were $172,803 or 29.8% of net revenue. The increase in such expenses is attributable to decreased officers’ salaries and interest expense and a 2011 write-off of inventory, offset by an increase in consulting fees.

ANNUAL OPERATING EXPENSES	Year Ended	Year Ended	Variance
	December 31, 2012	December 31, 2011	Amount	%

Sale, General and Administrative Expenses	$22,247	91,531	$(69,284)	(75.7)%
Officers Salaries	-	20,338	(20,338)	(100.0)%
Consulting Fees	123,000	85,000	38,000	44.7%
Interest Expense	3,850	4,378	(528)	(12.1)%
Write-down of inventory	-	63,087	(63,087)	(100.0)%
Total Costs and Expenses	$149,097	$264,334	$(115,237)	(43.6)%

Operating Gain (Loss)

Operating profit (loss) from operations is calculated as our revenues less all of our operating expenses. Our operating (loss) for the year ended December 31, 2012 was ($149,097) or (-0-)% of net revenue as compared to an operating loss of ($211,765) or (37.1)% of net revenue for comparable period in 2011. This decrease in operating gain was primarily a result of no vehicles being sold during 2012.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Recent Accounting Pronouncements

No recently issued accounting standards are expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

As of December 31, 2012, we had cash and cash equivalents of $304 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2012, we had an outstanding balance of $-0- on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of December 31, 2012, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

Item 8.	Financial Statements and Supplementary Data.

NORTHEAST AUTOMOTIVE HOLDINGS, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2012

NORTHEAST AUTOMOTIVE HOLDINGS, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northeast Automotive Holdings, Inc,
Merrick, New York

We have audited the accompanying consolidated balance sheet of Northeast Automotive Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Automotive Holdings, Inc. and its subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2013

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$304	$5,395
Accounts Receivable – related party	-	123,052
Total Current Assets	304	128,447

Equipment, net	337	5,357
Other assets	3,966	2,868

TOTAL ASSETS	$4,607	$136,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$-	$-
Note payable to bank	100,000	100,000
Credit line	-	-
Demand loans payable	-	-
Due to stockholders	64,939	42,584
Accrued expenses	14,200	18,250
Payroll taxes withheld and accrued	-	1,273
Total Current Liabilities	179,139	162,107

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 554,017 shares issued and outstanding	554	554
Capital stock to be issued (500,000 shares)	20,000	20,000
Additional paid in capital	3,957,424	3,957,424
Deficit	(4,152,334)	(4,003,237)
	(173,356)	(24,259)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	(174,532)	(25,435)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,607	$136,672

See Notes to Consolidated Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	2012	2011

Net sales	$-	$579,440

Cost of sales	-	526,871

Gross profit	-	52,569

Operating expenses:
Officers salaries	-	20,338
Consulting fees	123,000	85,000
Selling, general and administrative	22,247	91,531
Loss on write-off of inventory	-	63,087

Total operating expenses	145,247	259,956

Profit (loss) from operations	(145,247)	(207,387)

Interest expense	3,850	4,378

Net profit (loss)	(149,097)	(211,765)

Net income (loss) attributable to common stockholders	$(149,097)	$(211,765)

Net income (loss) per common share, basic	$(0.27)	$(0.38)

Weighted average number of shares outstanding, basic	554,017	554,017

Net income (loss) per common share, diluted	$(0.27)	$(0.38)

Weighted average number of shares outstanding, diluted	554,017	554,017

See Notes to Consolidated Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(149,097)	$(211,765)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,020	5,447
Compensation expense	-	24,718
Write-off of inventory	-	63,087
Changes in operating assets and liabilities:
Accounts receivable – related party	123,052	(123,052)
Inventory	-	417,511
Other assets	(1,098)	(1,068)
Accounts payable	-	(48,430)
Accrued expenses	(4,050)	(20,873)
Payroll taxes	(1,273)	399
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(27,446)	105,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of stockholders loans	70,355	40,461
Repayment of stockholders loan	(48,000)	(295,235)
Proceeds of demand loans	-	-
Repayment of demand loans	-	(263,753)
Proceeds/(Repayments) on credit card loan	-	-
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	22,355	(518,527)

NET INCREASE (DECREASE) IN CASH	(5,091)	(412,553)
CASH, beginning of year	5,395	417,948

CASH, end of year	$304	$5,395

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$-	$8,957

See Notes to Consolidated Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Capital Stock		Additional
	($.0001 par value)		($.001 par value)		to be issued		Paid-In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, December 31, 2010	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(3,791,472)	$(1,176)	$186,330

Net(loss)	-	-	-	-	-	-	-	(211,765)	-	(211,765)

Balance, December 31, 2011	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,003,237)	$(1,176)	$(25,435)

Net loss	-	-	-	-	-	-	-	(149,097)	-	(149,097)

Balance, December 31, 2012	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,152,334)	$(1,176)	$(174,532)

See Notes to Consolidated Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Northeast Automotive Holdings, Inc., (the “Company”), was incorporated on October 12, 2007 in Nevada. Pursuant to an Agreement and Plan of Merger with Northeast Auto Acceptance Corp., a Florida Corporation (“NEAA-FL”) in November 2007, we acquired title to all property owned by NEAA-FL including its wholly owned subsidiary Northeast Auto Acceptance Corp., a New York Corporation (“NEAA-NY”). We currently have no operations.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital of $(178,835) at December 31, 2012 and an accumulated deficit of $4,152,334 since inception.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting standards to have an impact on our consolidated results of operations, financial position or cash flows.

NOTE 3 – INVENTORIES

All inventory was sold or written off during 2011 when the business ceased operations.

NOTE 4 – NOTES AND LOANS PAYABLE

	December 31,	December 31,
	2012	2011
Revolving line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	100,000	100,000

Due to stockholders (The stockholder loans are non-interest bearing and due on demand)	64,939	42,584
	$164,939	$142,584

NOTE 5 – CONVERTIBLE PREFERRED STOCK

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

NOTE 6 - INCOME TAXES

Due to the Company’s prior year net losses, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $660,000 and $640,000 at December 31, 2012 and 2011, respectively. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2024. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to any cumulative 36-month change in ownership of the Company of more than 50 percent. The components of the Company’s tax provision were as follows:

	2012	2011
Deferred tax asset – NOL carryforward	$225,000	$216,000
Less: valuation allowance	(225,000)	(216,000)
Total	$-	$-

NOTE 7 -COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis at two locations and warehouse space on a month-to-month basis. Rent expense was approximately $6,700 and $7,800 for 2012 and 2011, respectively.

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

Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, consisting of one person who serves as our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to limited segregation of duties .

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to material affect, our internal control

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

William Solko	44	President, Chief Executive Officer, Chairman, Treasurer	December 2004

Michael Shaw	44	Vice President	December 2004

Marsha Solko	44	Director of Administration	December 2004

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

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat ion ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

William Solko President, Chief	2012	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Executive Officer, Treasurer

Michael Shaw, Vice President	2012	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Marsha Solko, Director of Administration	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2011, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2012, we did not compensate our directors for their services.

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

Audit Fees

For 2012 and 2011, we were billed $6,600 and $30,000 respectively per year for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

None.

All Other Fees

None.

Audit Related Fees

None.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2012 were pre-approved by the entire Board of Directors.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: April 15, 2013	By:	/s/ William Solko
WILLIAM SOLKO
President, Chief Executive Officer, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Solko	President, Chief Executive Officer, Treasurer, Director	April 15, 2013
WILLIAM SOLKO