Form 10-Q
period 2013-03-31
Northeast Automotive Holdings, Inc.
filed 2014-02-03
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

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

The number of shares outstanding of the Registrant’s common stock as of January 9, 2014 was 10,554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

March 31, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of Northeast Automotive Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2012.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$140	$304
Total Current Assets	140	304

Equipment, net	253	336
Other assets	3,966	3,967

TOTAL ASSETS	$4,359	$4,607

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note payable to bank	$100,000	$100,000
Due to stockholders	67,338	64,938
Accrued expenses	18,750	14,200
Payroll taxes withheld and accrued	-	-
Total Current Liabilities	186,088	179,138

Stockholders' deficit
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, none and 10,000,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 10,554,017 and 554,017 shares issued and outstanding March 31, 2013 and December 31, 2012, respectively	10,554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,548,363	3,556,363
Retained Deficit	(3,757,470	(3,751,272)
	(180,553	(173,355)
Less: Treasury stock (6,667 common shares)	(1,176	(1,176)
Total Stockholders' Deficit	(181,729	(174,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,359	$4,607

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012

Net sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Officers salaries	-	-
Selling, general and administrative	7,198	6,659
Total operating expenses	7,198	6,659

Interest expense	-	-

Profit (loss) from operations	(7,198)	(6,659)

Income taxes	-	-

Net profit (loss)	$(7,198)	$(6,659)

Net income (loss) per share basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	10,554,017	554,017

See Notes to Unaudited Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(7,198)	$(6,659)
Adjustments to reconcile net profit (loss) to net cash used by operating activities:
Depreciation and amortization	84	1,256
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	-
(Increase) decrease in other assets	-	-
Increase (decrease) in customer deposits payable	-	-
Increase (decrease) in accrued expenses	4,550	(5,500)
Increase (decrease) in payroll taxes	-	(1,273)

Total adjustments	4,634	(5,517)
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(2,564)	(12,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of stockholder loans	2,400	8,664
Repayment of stockholders loan	-	-
Repayments of demand loans	-	-
	-	-
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,400	8,664

NET INCREASE (DECREASE) IN CASH	(164)	(3,512)

CASH
Beginning of year	304	5,395

End of period	$140	$1,883

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$-	$-

See Notes to Unaudited Financial Statements.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has working capital of ($185,949) at March 31, 2013 and an accumulated deficit of ($3,707,470) since inception.

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

NOTE 2 – NOTES AND LOANS PAYABLE

	March 31,	December 31,
	2013	2012
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
	$-	-

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	67,338	64,938
	$167,338	$164,938

NOTE 3 - CONVERSION OF SERIES A PREFERRED STOCK

As of January 1, 2013, pursuant to the terms of the Certificate of Designation of the Company’s Series A Preferred Stock, all 10,000,000 issued and outstanding shares of Series A Preferred Stock were automatically converted into 10,000,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the results of operations and financial condition of Northeast Automotive Holdings, Inc. and Subsidiaries (the “Company” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

For the Three Months Ended March 31, 2013 and March 31, 2012

Revenues

Revenue for the three month period ended March 31, 2013 were $-0- reflecting no increase or a decrease as compared to revenues for the three month period ended March 31, 2012 which were also $-0-. In the three month period ended March 31, 2013 and March 31, 2012, no vehicles were sold.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $-0- or 100% of net revenues during the three month periods ended March 31, 2013 and March 31, 2012. Thus, our gross margin was 0.0% for the three month periods ended March 31, 2013 and March 31, 2012.

Operating Expenses
Our operating expenses are comprised primarily of salaries, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $7,198 for the three month period ended March 31, 2013 or 0.00% of net revenue as compared to $6,659 or 0.00% of net revenue for the comparable period in 2012, an increase in such expenses of $539 or 8.097% The increase in the ratio of SGA expenses to net revenue was primarily due to an increase in operating expenses.

Operating Gain (Loss)
Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the three month period ended March 31, 2013 was ($7,198) or (0.0%) of net revenue as compared to an operating loss of ($6,659) or (0.0%) of net revenue for comparable period in 2012, a decrease of $539. This decrease in operating income was primarily as a result of a decrease in gross revenues which was less than the increase of operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, we had cash and cash equivalents of $140 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of March 31, 2013, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

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

Not applicable.

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

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: February 3, 2014	By:	/s/ William Solko
William Solko, Chief Executive Officer