Form 10-Q
period 2013-06-30
Northeast Automotive Holdings, Inc.
filed 2014-02-12
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of January 7, 2014 was 10,554,017 shares.

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

FORM 10-Q

June 30, 2013

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$141	$304
Total Current Assets	141	304

Equipment, net	169	336
Other assets	3,967	3,967

TOTAL ASSETS	$4,277	$4,607

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note payable to bank	100,000	100,000
Due to stockholders	69,238	64,938
Accrued expenses	22,550	14,200
Total Current Liabilities	191,788	179,138

Stockholders' deficit
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	-	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 10,554,017 and 554,017 shares issued and outstanding June 30, 2013 and December 31, 2012. respectively	10,554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,547,363	3,556,363
Accumulated Deficit	(3,764,252)	(3,751,272)
	(186,335)	(173,355)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	(187,511)	(174,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,277	$4,607

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	-	-	-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	5,782	128,902	12,980	135,561
Total operating expenses	5,782	128,902	12,980	135,561

Profit (Loss) from operations	(5,782)	(128,902)	(12,980)	(135,561)

Income taxes	-	-	-	-

Net profit (loss)	$(5,781)	(128,902)	(12,980)	(135,561)

Net profit (loss) per share basic and diluted	$-	(0.23)	-	(0.24)

Weighted average number of shares outstanding	10,554,017	554,017	10,554,017	554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(12,980)	$(135,561)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	169	2,510
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	123,052
(Increase) decrease in inventory	-	-
(Increase) decrease in other assets	-	44
Increase (decrease) in customer deposits payable	-	-
Increase (decrease) in accrued expenses	8,350	(3,300)
Increase (decrease) in payroll taxes	-	(1,273)
Total adjustments	8,518	121,033
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(4,461)	(14,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
CASH USED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of stockholders loans	4,298	10,462
Repayment of stockholders loan	-	-
Repayment of demand loans	-	-
CASH PROVIDED (USED)BY FINANCING ACTIVITIES	4,298	10,462

NET INCREASE (DECREASE) IN CASH	(163)	(4,066)

CASH
Beginning of year	304	5,395

End of period	$141	$1,329

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$-	$-

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the entire year.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of ($166,669) at June 30, 2013 and an accumulated deficit of $3,764,252 since inception.

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

NOTE 2 – NOTES AND LOANS PAYABLE

	June 30,	December 31,
	2013	2012

Line of credit - On October 4, 2004, the Company was approved for a line of credit of $975,000, as an inventory financing ("Floor Plan") loan with interest set at 2% above the Wall Street Journal Prime rate. The agreement requires any advances to be repaid for a vehicle on the earliest of forty eight (48) hours from the time of sale or within twenty four (24) hours from the time the Company receives payment by or on behalf of the purchase of such vehicle or demand. The agreement is personally guaranteed by the officers and their respective spouses. The collateral for the loan is any vehicle owned by the Company.	$-	-

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000
Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	69,238	64,938
	$169,238	$164,938

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

For the Six months Ended June 30, 2013 and June 30, 2012

Revenues

Revenue for the six month period ended June 30, 2013 and June 30, 2012 was $0. The no change in revenue was a result of no vehicles being sold in the six months period in 2013 or 2012.

Cost of Sales and Gross Profit Margin

The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $0 or 100% of net revenues during the six months period ended June 30, 2013 and June 30, 2012. Thus, our gross margin was 0.0% for the six months period ended June 30, 2013 and June 30, 2012. The no change in our cost of revenue as a percent of revenue is attributable to no vehicles being sold in the six months period in 2013 or 2012.

Operating Expenses

Our operating expenses are comprised primarily of salaries, consulting fees and sales, interest expense, and general and administrative expenses.

Sale, General and Administrative

Sale, general and administrative (“SGA”) expenses are composed principally of commission, interest expense, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $12,980 for the six months period ended June 30, 2013 or 100% of net revenue as compared to $135,561 or 100% of net revenue for the comparable period in 2012, a decrease in such expenses of $122,582 or 90.4% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in consulting fees.

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the six months period ended June 30, 2013 was ($12,980) or (100%) of net revenue as compared to an operating loss of ($135,561) or (100%) of net revenue for the comparable period in 2012, a decrease of $122,581. This decrease in operating loss was primarily as a result of a decrease in operating expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, we had cash and cash equivalents of $141 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of June 30, 2013, we had no outstanding balance on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of June 30, 2013, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

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
______________
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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: February 12, 2014	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer