Form 10-Q
period 2013-09-30
Northeast Automotive Holdings, Inc.
filed 2014-02-21
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

September 30, 2013

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$1,528	$304

Total Current Assets	1,528	304

Equipment, net	85	336
Other assets	5,510	3,967

TOTAL ASSETS	$7,123	$4,607

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Note payable to bank	100,000	100,000
Due to stockholders	69,838	64,938
Accrued expenses	27,450	14,200
	-
Total Current Liabilities	197,288	179,138

Stockholders' Deficit
Preferred stock, 0.0001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	-	1,000
Common stock, .001 par value, 300,000,000 shares authorized, 10,554,017 and 554,017 shares issued and outstanding September 30, 2013 and December 31, 2012, respectively	10,554	554
Capital Stock to be issued (500,000 Shares)	20,000	20,000
Additional Paid in Capital	3,547,363	3,556,363
Accumulated Deficit	(3,766,906)	(3,751,272)
	(188,989)	(173,355)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total Stockholders' Deficit	(190,165)	(174,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,123	$4,607

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$-	-	-	-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, general and administrative	3,442	5,710	16,322	141,271
Other expenses	3,150	2,800	3,150	2,800
Total operating expenses	6,492	8,510	19,472	144,071

Profit (Loss) from operations	(6,492)	(8,510)	(19,472)	(144,071)

Income taxes	(3,838)	-	(3,838)	-

Net profit (loss)	$(2,654)	(8,510)	(15,634)	(144,071)

Net profit (loss) per share basic and diluted	$(0.00)	(0.01)	(0.02)	(0.26)

Weighted average number of shares outstanding	10,554,017	554,017	10,554,017	554,017

See Notes to Financial Statements

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(15,634)	$(144,071)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation and amortization	252	3,765
Changes in operating assets and liabilities:	-	-
(Increase) decrease in accounts receivable	-	123,052
(Increase) decrease in inventory	-	-
(Increase) decrease in other assets	(1,544)	(1,100)
Increase (decrease) in customer deposits payable	-	-
Increase (decrease) in accrued expenses	13,250	1,450
Increase (decrease) in payroll taxes	-	(1,273)
Total adjustments	11,958	125,894
CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(3,676)	(18,177)

CASH FLOWS FROM INVESTING ACTIVITIES:		-
Purchase of fixed assets	-	-
CASH USED BY INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of stockholders loans	4,900	12,954
Repayment of stockholders loan	-
Repayment of demand loans	-
CASH PROVIDED (USED) BY FINANCING ACTIVITIES	4,900	12,954

NET INCREASE (DECREASE) IN CASH	1,224	(5,223)

CASH
Beginning of year	304	5,395

End of period	$1,528	$172

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income tax payments	$-	$-
Interest payments	$3,150	$2,800

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

The accompanying interim financial statements of Northeast Automotive Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the entire year.

NOTE 2 – NOTES AND LOANS PAYABLE

	September 30,	December 31,
	2013	2012

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
	$-	-

Note payable bank - note payable to bank due February 2007, is an open line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the officers. Interest is paid monthly on account.	100,000	100,000

Due to stockholders - The stockholder loans are unsecured, pay interest at 9% per annum, are subordinated to the bank loan and have no specific terms of repayment.	69,838	64,938
	$169,838	$164,938

NORTHEAST AUTOMOTIVE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - CONVERSION OF SERIES A PREFERRED STOCK

As of January 1, 2013, pursuant to the terms of the Certificate of Designation of the Company’s Series A Preferred Stock, all 10,000,000 issued and outstanding shares of Series A Preferred Stock were automatically converted into 10,000,000 shares of the Company’s common stock.

NOTE 4 – SUBSEQUENT EVENTS

On December 31, 2013, pursuant to a Securities Purchase Agreement entered into with 13 investors, the Company sold an aggregate of 7,142,857 newly issued shares of our common stock at $0.28 per share, for aggregate gross proceeds of approximately $2.0 million (the “Private Placement”). The investors also received warrants to purchase up to 1,428,571 shares at a price of $0.32 per share. Also, on December 31, 2013, in anticipation of the closing of the acquisition by the Company of Kogeto, Inc., a Delaware corporation, the Company advanced the entire net proceeds of the Private Placement in the amount of $1,387,250 to Kogeto, Inc.

On January 6, 2014, pursuant to an Agreement and Plan of Merger between the Company, our wholly-owned subsidiary Kogeto Acquisition Corp., a Delaware corporation and Kogeto, Inc., we acquired Kogeto, Inc (the “Acquisition Transaction”). In consideration for the purchase of 100% of the issued and outstanding shares in Kogeto. Inc., we issued a total of 24,357,088 newly issued shares of our common stock, on a pro rata basis, to the stockholders of Kogeto, Inc.

In addition, on January 6, 2014, pursuant to a Membership Interest Purchase Agreement between Northeast Automotive and Jeff Glasse, Mr. Glasse sold 100% of the membership interests in Kogeto Lucy, LLC to the Company in exchange for 1,000 newly issued shares of the Company’s common stock.

On January 31, 2014, William Solko retired 6,061,960 shares of the Company’s common stock in connection with the purchase of the Company’s Northeast Automotive Acceptance Corp. subsidiary.

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

For the Nine Months Ended September 30, 2013 and September 30, 2012

Revenues
Revenue for the nine month periods ended September 30, 2013 and September 30, 2012 was $0 as a result of no vehicles being sold in the nine month period in 2013 and 2012.

Cost of Sales and Gross Profit Margin
The Company's cost of sales is composed primarily of the cost of purchasing vehicles for resale. Cost of revenues was $0 or 100% of net revenues during the nine months periods ended September 30, 2013 and September 30, 2012. Thus, our gross margin was 0.0% for the nine month periods ended September 30, 2013 and September 30, 2012.

Operating Expenses
Our operating expenses are comprised primarily of salaries, interest expense, consulting fees and sales, general and administrative expenses.

Sale, General and Administrative
Sale, general and administrative (“SGA”) expenses are composed principally of commission, interest expense, salaries of administrative personnel, fees for professional services and facilities expenses. These expenses were $19,472 for the nine months period ended September 30, 2013 or 100% of net revenue as compared to $144,071 or 100% of net revenue for the comparable period in 2012, a decrease in such expenses of $124,599 or 88.4% The decrease in the ratio of SGA expenses to net revenue was primarily due to a decrease in operating expenses.

Operating Gain (Loss)

Operating gain or loss is calculated as our revenues less all of our operating expenses. Our operating (loss) for the nine months period ended September 30, 2013 was ($15,634) or (100%) of net revenue as compared to an operating loss of ($144,071) or (100%) of net revenue for comparable period in 2012, a decrease of $128,437. This decrease in operating loss was primarily as a result of a decrease selling, general and administrative expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, we had cash and cash equivalents of $1,528 invested in standard bank checking accounts and highly liquid money market instruments. Such investments are subject to interest rate and credit risk. Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of September 30, 2013, we had no outstanding balance on our revolving credit facility with Manheim Auto Financial Services, Inc. Borrowings under such revolving credit facility would bear interest at a variable rate equal to prime plus 2.0%. In addition, as of September 30, 2013, we had an outstanding balance of $100,000 on a bank revolving credit facility which bears interest at a variable rate equal to prime plus 1.0%.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over.

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

NORTHEAST AUTOMOTIVE HOLDINGS, INC.

Date: February 21, 2014	By:	/s/ William Solko
William Solko, Chief Executive
Officer and Chief Financial Officer