Form 10-K
period 2013-12-31
KOGETO, INC.
filed 2014-05-27
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number

Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	65-0637308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Wooster St., 2nd Floor New York, NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 490-8169

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

State issuer’s revenues for its most recent fiscal year. $0.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $383,477. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Number of shares of the Common Stock outstanding as of May 23, 2014: 36,226,303

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

PART I

Item 1.          Business

Reverse Merger

On January 6, 2014, we completed a reverse merger pursuant to the terms of an Agreement and Plan of Merger (the “Merger”) among Northeast Automotive Holdings, Inc., a publicly traded Nevada corporation (“NEAU”), Kogeto Acquisition Corp., a Delaware corporation (“Kogeto Acquisition”) and wholly-owned subsidiary of NEAU, and Kogeto, Inc., a Delaware Corporation (“Old Kogeto”). We acquired 100% of Old Kogeto’s outstanding common stock through the Merger, making Old Kogeto a wholly-owned subsidiary of our company. Subsequent to the Merger, Old Kogeto changed its name to Kogeto Subsidiary, Inc. As a result of the Merger, we acquired the business of Old Kogeto and will continue the existing business of Old Kogeto as our sole line of business. In consideration for the merger, we issued the stockholders of Old Kogeto a total of 24,357,087 newly-issued shares of our common stock. As part of the transaction, we also acquired all of the outstanding membership interests of Kogeto Lucy, LLC, an entity that owned some of the intellectual property associated with Kogeto’s products, from Jeff Glasse, its sole member, in exchange for the issuance of 1,000 newly-issued shares of our common stock.

Subsequent to completion of the merger, on January 14, 2014, pursuant to the terms of a Subsidiary Purchase Agreement, we sold all of the outstanding shares of our subsidiary, Northeast Auto Acceptance Corp., a New York Corporation (“NEAA-NY”) through which NEAU had previously conducted its business, to the former Chief Executive Officer of NEAU, in exchange for the return and cancellation of 5,827,246 shares of our common stock that he owned.

Following the merger, NEAU changed its corporate name to Kogeto, Inc. Unless the context otherwise requires, “we,” “our,” “us” and similar expressions, refer to Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.)(“Kogeto”) a Nevada corporation.

For financial reporting purposes, the Merger represents a capital transaction of Old Kogeto or a “reverse merger” rather than a business combination, because the sellers of Old Kogeto controlled the combined company immediately following the completion of the Merger. As such, Old Kogeto is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of Old Kogeto. Accordingly, the assets and liabilities and the historical operations that will be reflected in our ongoing financial statements will be those of Old Kogeto and will be recorded at the historical cost basis of Old Kogeto. Our assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of Old Kogeto after consummation of the Merger. Our historical financial statements before the Merger will be replaced with the historical financial statements of Old Kogeto before the Merger and all future filings with the SEC. The Merger is intended to be treated as, and the parties have agreed to take all actions necessary to ensure that the Merger is treated as, a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Private Placement

On December 31, 2013, in anticipation of completing the reverse merger described above, we completed a private placement of our securities. Pursuant to the terms of a Securities Purchase Agreement with a number of accredited investors, we sold an aggregate of 7,142,855 newly-issued shares of our common stock at a price of $0.28 per share, for aggregate gross proceeds of approximately $2,000,000. The investors in the private placement also received warrants to purchase up to 1,428,570 shares of our common stock at an exercise price of $0.32 per share. In connection with the private placement, we issued to the placement agents 685,713 warrants to purchase shares of our common stock with an exercise price of $0.32 per share exercisable for a period of 5 years. The gross proceeds of the private placement included the conversion of $450,000 in bridge financing previously received by Kogeto into shares of our common stock. After sales commissions and offering expenses, we received net proceeds of approximately $1,269,850 in the private placement. A substantial portion of those funds are being used to develop and launch our next round of products, with the remainder of the funds used to repay outstanding convertible notes and for working capital including initial public company reporting and compliance expenses.

Name and Symbol Change

On March 12, 2014, we changed our corporate name to Kogeto, Inc. and our OTCQB trading symbol was changed to KGTO.

New Directors

Effective upon the closing of the reverse merger, Dr. H. David Sherman, a director and chairman of the audit committee of two publicly-held companies and a Professor of Accounting at Northeastern University, and Dr. Roy Pea, a leading expert in interactive and panoramic video technology and a Professor of Education and Learning Sciences at Stanford University, joined our Board of Directors. Both directors are independent of management, as determined by Nasdaq listing standards, and have been active in guiding our company in their respective fields.

New Chief Financial Officer

On May 1, 2014, John P. Clark was appointed as our Chief Financial Officer. Mr. Clark has significant SEC accounting and financial experience, having led financial reporting and internal accounting control functions in a variety of senior financial positions with public companies over the past 16 years.

Post Acquisition Reporting – Rule 13a-1:

The Merger, described above, was effective January 6, 2014, after our most recent fiscal year ended December 31, 2013. As a result, the pre-merger business of Kogeto, although inactive as of December 31, 2013, ceased to exist as of January 6, 2014. To prevent a gap in financial reporting, in accordance with SEC Rule 13a-1, we are required to report all information normally required in an Annual Report on Form 10-K related solely to the business of pre-merger Kogeto as of December 31, 2013, and for the fiscal year then ended. Unless otherwise indicated, all of the information furnished in this report refers solely to the business activities of before the Merger.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.), before giving effect to the Merger. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to the business of Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.), before giving effect to the Merger.

For information regarding the ongoing business of Kogeto, Inc. post-Merger, we advise you to refer the reader to the Current Report on Form 8-K originally filed with the SEC on January 15, 2014 as amended on April 14, 2014.

Our Historical Development

We were incorporated on October 12, 2007 in the State of Nevada. In November 2007, pursuant to an Agreement and Plan of Merger with Northeast Auto Acceptance Corp., a Florida Corporation (“NEAA-FL”), we acquired title to all property owned by NEAA-FL including its wholly owned subsidiary Northeast Auto Acceptance Corp., a New York Corporation (“NEAA-NY”).

We had one wholly-owned subsidiary, NEAA-NY, which was incorporated in 1996. All of our operating business was handled by our subsidiary NEAA-NY and information contained herein regarding the business of the Company reflects the operating business of our subsidiary NEAA-NY. As previously stated, NEEA-NY was sold to our former Chief Executive Officer on January 14, 2014.

Our Business

We were a wholesale automobile sales company exploiting the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicles from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest. We were involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers.  We generally sold our vehicles only through established third-party auctions, which act as a marketplace for used vehicles. We thus helped align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

Governmental Regulation

In addition to the laws and regulations, which apply to all businesses, our operations were subject to regulation, supervision and licensing under various state and local statutes and regulations applicable to wholesale used vehicle dealers. We were licensed by the New York State Department of Motor Vehicles as a wholesale motor vehicles dealer and by the New Jersey Department of Motor Vehicles as an automobile leasing company. The cost of compliance with all such regulations is minimal.

Since we sold automobiles and were not engaged in manufacturing, we did not spend any material amounts on compliance with environmental laws.

Legal Proceedings

We are not currently involved in any legal proceedings

Employees

As of December 31, 2013, we had no employees.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.	Properties

At December 31, 2013, our executive offices were located at 2174 Hewlett Avenue, Suite 206, Merrick, New York 11566. Rent expense was approximately $5,400 for 2013.

Since the Merger, our headquarters is located at 51 Wooster Street, New York, New York in 1,000 square feet of leased office space, which was the offices of Old Kogeto.

Item 3.	Legal Proceedings

The Company is not a party to any pending or threatened legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the Over the Counter Market (“OTC”), was traded under the symbol NEAU and in 2014 began trading under the symbol KGTO.  There is a limited trading market for our common stock.

The following table shows, for each quarter of the 2013 and 2012 calendar years, the range of reported high and low bid quotations of our common stock as reported by the OTC Market. The quotations from the OTC Market reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions. Given the significant changes in our business, capital structure and management following the merger, we believe that our historical trading information before the merger is no longer relevant.

	High	Low
2013:
Fourth quarter ended December 31, 2013	$0.32	$0.20
Third quarter ended September 30, 2013	0.99	0.32
Second quarter ended June 30, 2013	0.99	0.20
First quarter ended March 31, 2013	0.20	0.20

2012:
Fourth quarter ended December 31, 2012	$0.21	$0.20
Third quarter ended September 30, 2012	0.21	0.21
Second quarter ended June 30, 2012	0.21	0.21
First quarter ended March 31, 2012	1.01	0.21

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

Recent Sales of Unregistered Securities

On December 31, 2013, pursuant to a Securities Purchase Agreement entered into with 13 investors, we sold an aggregate of 7,142,855 newly issued shares of our common stock at $0.28 per share and 1,428,570 warrants, for aggregate gross proceeds of approximately $2.0 million. The issuance of these securities was exempt from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act. The Company made this determination based on the representations of the investors that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act. Each investor further represented that he or she was acquiring our common stock for investment purposes not with a view to the resale or distribution thereof and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. A legend was included on all offering materials and documents which stated that the shares have not been registered under the Securities Act and may not be offered or sold unless the shares are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

Due to the post acquisition reporting requirements of SEC Rule 13a-1, as discussed further in Item 1 above, the following discussion in this section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” only refers to the business and financial position and related results of Kogeto before the Merger. It does not include any information on Kogeto post-Merger. For information regarding the ongoing business of Kogeto post-Merger, we refer the reader to the Current Report on Form 8-K originally filed with the SEC on January 15, 2014 as amended on April 14, 2014.

The following discussion and analysis addresses material changes in the results of operations and financial condition of the Company and its NAAC-NY subsidiaries for the periods presented.

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in this Annual Report and the Company’s other SEC filings and public disclosures. Results of operations of Kogeto, Inc., a Delaware corporation (“Old Kogeto”), can be found in our Form 8-K/A filed on April 14, 2014, which is available for review on the SEC’s EDGAR system.

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

Overview

We were a wholesale automobile sales company exploited the inefficiencies and geographic differences in the used vehicle market by purchasing high quality, late model used vehicles from dealers and institutional sellers in Northeastern states and transporting the vehicles for resale in the Pacific Northwest. We were involved only in the wholesale purchase and sale of vehicles acting as a middleman between various dealer and institutional sellers and dealer purchasers.  We generally sold our vehicles only through established third-party auctions, which act as a marketplace for used vehicles. We thus helped align institutional used vehicle sellers and wholesale buyers over a wide geographic area.

Results of Operations for the Years Ended December 31, 2013 and 2012

Net Sales

We did not generate any sales for the years ended December 31, 2013 and 2012.

Cost of Sales and Gross Profit Margin

We did not have any cost of sales for the years ended December 31, 2013 and 2012, which is attributable to no cars being sold during 2013 and 2012. Thus, our gross margin was 0.0% for the years ended December 31, 2013 and December 31, 2012.

Operating Expenses

Our operating expenses are comprised primarily of consulting fees and selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative ("SGA") expenses are composed principally of fees for professional services and facilities expenses. These expenses were $15,029 for the year ended December 31, 2013 as compared to $22,247 for the comparable period in 2012.

Other Expenses

Our combined expenses for consulting fees and interest were $4,200 for the year ended December 31, 2013 as compared to $126,850 for the comparable period in 2012. The decrease in such expenses is attributable to decreased consulting fees in 2013.

Annual Operating Expenses

	Year ended December 31,		Variance
	2013	2012	Amount	%

Selling, General and Administrative Expenses	$15,029	$22,247	$(7,218)	(32.4)%
Consulting Fees	-	123,000	(123,000)	(100)%
Interest Expense	4,200	3,850	350	9.1%
Total Costs and Expenses	$19,229	$149,097	$(129,868)	(87.1)%

Operating Loss

Operating loss from operations is calculated as our revenues less all of our operating expenses. Our operating loss for the year ended December 31, 2013 was $19,229 compared to an operating loss for the year ended December 31, 2012 of $149,097. This decrease in operating loss was primarily a result of a decrease in consulting fees in 2013.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Recent Accounting Pronouncements

No recently issued accounting standards are expected to have an impact on our consolidated results of operations, financial position or cash flows.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the amounts reported for assets, liabilities, revenue, expenses and the disclosure of contingent liabilities. A summary of our significant accounting policies is more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, we had cash and cash equivalents of $124 invested in standard bank checking accounts and highly liquid money market instruments.  Such investments are subject to interest rate and credit risk.  Such risks and a change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. As of December 31, 2013, our Northeast Auto Acceptance Corp. subsidiary had an outstanding balance of $95,800 on a bank revolving credit facility, which bears interest at a variable rate equal to prime plus 1.0%.

Item 8.         Financial Statements and Supplemental Data

Our financial statements required by this item are set forth in Item 15 beginning on page F-1 of this report.

The audited financial statements of Kogeto, Inc., a Delaware Corporation, (“Old Kogeto”) for the two years ended December 31, 2013 and 2012 will be filed with the SEC as an amendment to our Form 8-K filed with the SEC on January 15, 2014, as amended on April 14, 2014, to report the Merger and related matters.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report due to a limited segregation of duties amongst the Company’s employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, consisting of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to limited segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to material affect, our internal control

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

At the consummation of the Merger on January 6, 2014, our sole director immediately prior to the Merger appointed Jeff Glasse , H. David Sherman and Roy Pea to our company’s Board of Directors, with Jeff Glasse serving as Chairman. Our sole director and officer prior to the Merger, William Solko resigned on January 6, 2014 as Chief Executive Officer, Chairman and Director of the company and effective upon the completion of the company’s Form 10-Q filings for the first three quarters of 2013 on February 22, 2014 resigned as President. In addition, concurrent with the closing of the Merger, our company’s board appointed Jeff Glasse as Chief Executive Officer and Steven Adler as Chief Financial Officer. On May 1, 2014, John P. Clark was appointed to be the Chief Financial Officer and in connection with Mr. Clark’s appointment, Steven Adler resigned as the Company’s Chief Financial Officer effective May 1, 2014. Mr. Adler will assume an advisory role in the Company. There was no disagreement or dispute with the Company concerning his resignation.

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position
Jeff Glasse	44	Founder, Chairman and Chief Executive Officer
John P. Clark	43	Chief Financial Officer
H. David Sherman, Ph.D.	66	Director (independent)
Roy Pea, Ph.D.	62	Director (independent)

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Jeff Glasse, Founder, Chairman and Chief Executive Officer, is the founder of our company and the inventor of our products. Prior to founding Kogeto, Mr. Glasse spent ten years in senior management at Teachscape, where he ran interactive and video production, supervised the development of many of the company’s most advanced web technologies and created the panoramic video capture solution used for the Measures of Effective Teaching Project. Mr. Glasse has also produced video and interactive programs for such diverse entities as the United Nations, the National Civil Rights Museum, ESPN and The Carter Center. He was the founder of DIGIT New Media, an award-winning documentary and interactive production company, and was a chief architect of Cubist Post and Effects, one of the most successful post-production facilities in Philadelphia. Mr. Glasse earned a Bachelor of Arts degree from Princeton University.

Mr. Glasse is uniquely qualified to serve as our Chairman based upon his being the founder of our company and the inventor of both our Lucy and Dot products.

John P. Clark, Chief Financial Officer, joined our company in April 2014 and was appointed to be the Chief Financial Officer on May 1, 2014. Over the past 16 years, Mr. Clark, age 43, has gained extensive experience working with global, growth-oriented technology companies, primarily leading SEC financial reporting and internal accounting functions. From September 2013 to April 2014, Mr. Clark served as a finance and accounting consultant to private and publicly-traded companies. From February 2006 to August 2013, Mr. Clark held various senior financial positions at KIT digital, Inc. (now Piksel), a video software solutions company previously traded on the Nasdaq Global Select Market. From September 1998 to February 2006, he was the Assistant Controller at Globix Corporation, a publicly-traded hosting, network services and Internet applications company. From 1996 to 1998, Mr. Clark was a senior auditor at American Express Tax and Business Services, a division of American Express offering financial, tax and advisory services, and Goldstein Golub Kessler (now part of McGladrey), a public accounting firm providing assurance and auditing services. From 1993 to 1996, Mr. Clark was a senior auditor at the public accounting firm of Rothstein Kass. Mr. Clark holds a B.S. degree in Business Administration with a concentration in Accounting from Montclair State University.

Dr. H. David Sherman, Director, has served as a member of our Board of Directors since January 2014. Since February 1, 2011, Dr. Sherman has been a director and chairman of the audit committee and a member of the compensation and nominating committees of Kingold Jewelry, a NASDAQ-listed company that manufactures and sells 24-karat gold jewelry in China. Since January 2012, Dr. Sherman has been director and chairman of the audit committee of AgFeed International. From 2010 to 2012, he was a director and chairman of the audit committee of China HGS Real Estate Inc., a company that engages in real estate development primarily in the construction and sale of residential apartments, car parks and commercial properties in China. Since 1985, Dr. Sherman has been a Professor of Accounting at Northeastern University, College of Business Administration. From 2007 through 2008, Dr. Sherman was a director and chairman of the audit committee of China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. From 1980 through 1985, Dr. Sherman was on the faculty of the MIT Sloan School of Management, and was Adjunct Professor of INSEAD (France) from 1999 to 2002 and Adjunct Professor of Tufts Medical School, Department of Public Health from 1997 to 2006. He also served as an Academic Fellow at the U.S. Securities and Exchange Commission from 2004 through 2005. Dr. Sherman is a certified public accountant. Dr. Sherman received his Doctorate and M.B.A. from Harvard Business School, and a Bachelor of Arts degree in Economics from Brandeis University.

We believe that Dr. Sherman’s educational background in accounting and finance and his substantial experience on public company boards qualifies him to serve as a director of our company.

Dr. Roy Pea, Director, has served as a member of our Board of Directors since January 2014. He is the David Jacks Professor of Education and the Learning Sciences at Stanford University, Director of Stanford’s H-STAR Institute (Human Sciences and Technologies Advanced Research), and founder and Director of Stanford’s Ph.D. program in Learning Sciences and Technology Design. Dr. Pea has published widely on K-12 learning and education, especially in science, math and technology, fostered by advanced technologies including scientific visualization, on-line communities, digital video collaboratories and mobile computers. He is co-author of the 2010 National Education Technology Plan for the U.S. Department of Education, co-editor of Video Research in the Learning Sciences (2007), and co-author of the National Academy of Sciences book: How People Learn (2000). He is a Fellow of the National Academy of Education, Association for Psychological Science, the American Educational Research Association, and was an IBM Faculty Fellow (2006). From 1996 to 2001, he served as Director of the Center for Technology in Learning and Principal Scientist, SRI International. In 2004 and 2005, Dr. Pea was President of the International Society for the Learning Sciences. Dr. Pea also served from 1999 to 2009 as a Co-Founder and Director for Teachscape, a teacher professional development services company. Dr. Pea holds four patents creating innovations in interactive and panoramic video, with several other patents pending. He is a co-founding director of Kogeto (our predecessor) and serves as an advisor to several other companies. He earned a Bachelor of Arts degree with highest honors from Michigan State University and a Ph.D. in Developmental Psychology from Oxford University, England.

We believe that Dr. Pea’s deep educational background in learning and digital technologies, including his experience at SRI International, qualifies him to serve as a director of our company.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. Our company is not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future.

Directors’ Compensation

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Significant Employees

None.

Family Relationships

None.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Kogeto, Inc., 51 Wooster St., 2nd Floor, New York, NY 10013.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners have not been timely filed as of the date of this filing.

Item 11. Executive Compensation

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) during the fiscal years ended December 31, 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The officers and directors of our company prior to the Merger are no longer employed by or affiliated with our company. William Solko was our only executive officer. Mr. Solko received no compensation in 2013, 2012 and 2011. For information regarding the compensation of our current management for 2013 and 2012, please see our Form 8-K/A filed on April 14, 2014, which is available for review on the SEC’s EDGAR system

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

William Solko (Former President, Chief	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Executive Officer, Treasurer)	2012	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Outstanding Equity Awards at Fiscal Year-End There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2013.

Compensation of Directors

For the fiscal year ended December 31, 2013, we did not compensate our directors for their services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock, as of May 23, 2014, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

			Percentage of
	Shares of Common Stock		Shares of Common Stock
	(Including Shares		(Including Shares
Name and Address of	Underlying Other Securities)		Underlying Other Securities)
Beneficial Owner	Beneficially Owned (1)		Beneficially Owned (1)

Jeff Glasse	7,610,274	(2)	21.01%
51 Wooster St., 2nd Floor
New York, NY 10013

Steven Adler	2,026,604	(3)	5.59%
51 Wooster St., 2nd Floor
New York, NY 10013

Baytree Capital Partners, LLC	7,868,705	(4)	19.44%
340 Madison Ave., 19th floor
New York, NY 10173

William Solko	294,004	(5)	0.81%
2174 Hewlett Avenue, Suite 206
Merrick, New York 11566

(1)	Applicable percentage ownership is based on 36,226,303 shares of common stock outstanding as of May 23, 2014. For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents 7,610,274 shares of common stock.

(3)	Represents 1,086,666 shares of common stock held by Financial Summit Ventures, LLC and 939,938 shares of common stock held by Steven Adler. Steven Adler holds a controlling interest in Financial Summit Ventures and holds the voting and dispositive power of the shares directly held by Financial Summit Ventures, LLC.

(4)	Represents (a) 3,118,705 shares of common stock held by Baytree Capital Partners, LLC (b) 4,250,000 warrants issued on January 10, 2014 at an exercise price of $0.32 per share and an expiration date of five years from issuance held by Baytree Capital Partners, LLC (c) 250,000 shares of common stock held by Baytree Capital Associates, LLC and (d) 250,000 shares of common stock held by Michael Gardner. Michael Gardner holds a controlling interest in Baytree Capital Partners, LLC and Baytree Capital Associates, LLC and holds the voting and dispositive power of the shares directly held by Baytree Capital Partners, LLC and Baytree Capital Associates, LLC.

(5)	Represents 294,004 shares of common stock for William Solko, our former President, Chief Executive Officer, Chairman, Treasurer.\

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None. For information regarding Certain Relationships and Related Transactions, and Director Independence, please see our Form 8-K/A filed on April 14, 2014, which is available for review on the SEC’s EDGAR system.

Item 14.	Principal Accountant Fees and Services

Audit Fees

For 2013 and 2012, we were billed $12,500 and $6,600 respectively per year for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

None.

All Other Fees

None.

Audit Related Fees

None.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2013 were pre-approved by the entire Board of Directors.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. For the financial statements included in this Annual Report, see “Index to Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this report.

2.1	Agreement and Plan of Merger, dated as of March 17, 2013, among Northeast Automotive Holdings, Inc., Kogeto Acquisition Corp. and Kogeto, Inc.

3.1	Articles of Incorporation of Northeast Automotive Holdings, Inc., filed with Nevada Secretary of State on October 12, 2007.(1)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Super Preferred Stock of Northeast Automotive Holdings, Inc., filed with Nevada Secretary of State on April 24, 2008.

3.3	Articles of Merger of Northeast Automotive Holdings, Inc. (with the effect of changing corporate name to Kogeto, Inc.), filed with Nevada Secretary of State on February 4, 2014.

3.4	By-laws of Kogeto, Inc.(1)

4.1	Form of Warrant to Purchase Common Stock issued by Kogeto, Inc. to investors in the December 2013 private placement.(2)

4.2	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to placement agents in connection with the December 2013 private placement.

4.3	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to former holders of secured bridge notes.

4.4	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to former holders of senior secured convertible notes.

4.5	Warrant to Purchase Common Stock, dated January 10, 2014 issued by Kogeto, Inc. to Baytree Capital Partners LLC per the Financial Advisory Agreement dated December 30, 2013.

10.1	Securities Purchase Agreement, dated as of January 6, 2014, among Kogeto, Inc. and investors in the December 2013 private placement.(2)

10.2	Agreement with Advent Tool & Mold, Inc.(3)

10.3	Manufacturing and Supply Agreement with Apollo Optical Systems, Inc.(3)

10.4	Distributor Agreement with Kacmaz Entertainment.(3)

10.5	Master Business Client Agreement with Navarre Logistical Systems, Inc.(3)

10.6	Distribution Agreement with Dr. Bott.(3)

10.7	Contract for Services with Colorado Legacy Foundation.(3)

10.8	Supplier Agreement with TeachScape.(3)

10.9	Second Amendment to Supplier Agreement with TeachScape.(3)

10.10	Third Amendment to Supplier Agreement with TeachScape.(3)

10.11	Employment Agreement, dated January 6, 2014, between Kogeto, Inc. and Jeff Glasse.

10.12	Employment Agreement, dated April 7, 2014, between Kogeto, Inc. and John P. Clark.(4)

10.13	Subsidiary Purchase Agreement, dated January 14, 2014, among Northeast Automotive Holdings, Inc. and William Solko.

10.14	Financial Advisory Agreement, dated December 30, 2013, between Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) and Baytree Capital Partners LLC.

14.1	Code of Ethics.(5)

21.1	Subsidiaries of Kogeto, Inc.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Information Statement on Schedule 14C filed with the SEC on November 8, 2007.

(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2014.

(3)	Previously filed with Amendment No. 1 to this Current Report on Form 8-K filed with the SEC on April 14, 2014.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 8, 2014.

(5)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on April 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOGETO INC.

By:	/s/ John P. Clark
John P. Clark
Chief Financial Officer

Date:	May 27, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeff Glasse	Chairman, Chief Executive Officer and Director	May 27, 2014
Jeff Glasse	(Principal Executive Officer)
/s/ John P. Clark	Chief Financial Officer	May 27, 2014
John P. Clark	(Principal Financial and Accounting Officer)
/s/ H. David Sherman	Director	May 27, 2014
H. David Sherman
/s/ Roy Pea	Director	May 27, 2014
Roy Pea

KOGETO, INC.

(Formerly Northeast Automotive Holdings, Inc.)

Items 8 and 15(a)(1) and (2)

The audited financial statements presented herein are those of Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) a Nevada Corporation, for the two years ended December 31, 2013 and 2012, prior to the Merger. These financial statements do not reflect the Merger or the financial statements of Kogeto, Inc., a Delaware Corporation.

The audited financial statements of Kogeto, Inc., a Delaware Corporation, for the two years ended December 31, 2013 and 2012 will be filed with the SEC as an amendment to our Form 8-K filed with the SEC on January 15, 2014, as amended on April 14, 2014, to report the Merger and related matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kogeto, Inc.

(Formerly Northeast Automotive Holdings, Inc.)

New York, New York

We have audited the accompanying consolidated balance sheet of Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) and its subsidiary (collectively, the “Company”) as of December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Automotive Holdings, Inc. and its subsidiary as of December 31, 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey

May 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kogeto, Inc.

(Formerly Northeast Automotive Holdings, Inc.)

Merrick, New York

We have audited the accompanying consolidated balance sheet of Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) and its subsidiary (collectively, the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northeast Automotive Holdings, Inc. and its subsidiary as of December 31, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2013

KOGETO, INC.

(Formerly Northeast Automotive Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$124	$304
Receivable from Old Kogeto	1,719,850	-
Total current assets	1,719,974	304

Equipment, net	-	337
Other assets	5,753	3,966

Total assets	$1,725,727	$4,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Note payable to bank	$95,800	$100,000
Due to stockholders	89,838	64,939
Accrued expenses	14,000	14,200
Total current liabilities	199,638	179,139

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 10,000,000 issued and outstanding, respectively	-	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized, 17,696,872 and 554,017 shares issued and outstanding, respectively	17,697	554
Capital stock to be issued (500,000 shares)	20,000	20,000
Additional paid in capital	5,661,131	3,957,424
Deficit	(4,171,563)	(4,152,334)
	1,527,265	(173,356)
Less: Treasury stock (6,667 common shares)	(1,176)	(1,176)
Total stockholders' equity (deficit)	1,526,089	(174,532)
Total liabilities and stockholders’ equity (deficit)	$1,725,727	$4,607

See Notes to Consolidated Financial Statements

KOGETO, INC.

(Formerly Northeast Automotive Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	2013	2012

Net sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Consulting fees	-	123,000
Selling, general and administrative	15,029	22,247

Total operating expenses	15,029	145,247

Loss from operations	(15,029)	(145,247)

Interest expense	4,200	3,850

Net loss attributable to common stockholders	$(19,229)	$(149,097)

Net loss per common share, basic and diluted	$(0.00)	$(0.27)

Weighted average number of shares outstanding, basic and diluted	10,546,189	554,017

See Notes to Consolidated Financial Statements

KOGETO, INC.

(Formerly Northeast Automotive Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating activities:
Net loss	$(19,229)	$(149,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	337	5,020
Changes in operating assets and liabilities:
Accounts receivable – related party	-	123,052
Other assets	(1,788)	(1,098)
Accrued expenses	(200)	(4,050)
Payroll taxes	-	(1,273)
Cash used by operating activities	(20,880)	(27,446)

Financing activities:
Proceeds from private placement	1,269,850
Loan to Old Kogeto	(1,269,850)
Repayment of note payable to bank	(4,200)
Proceeds of stockholders loans	24,900	70,355
Repayment of stockholders loan		(48,000)
Cash provided by financing activities	20,700	22,355

Net decrease in cash	(180)	(5,091)
Cash, beginning of year	304	5,395
Cash, end of year	$124	$304

See Notes to Consolidated Financial Statements

KOGETO, INC.

(Formerly Northeast Automotive Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Capital Stock		Additional
	($.0001 par value)		($.001 par value)		to be issued		Paid-In		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, December 31, 2011	10,000,000	$1,000	554,017	$554	500,000	$20,000	$3,957,424	$(4,003,237)	$(1,176)	$(25,435)

Net loss								(149,097)		(149,097)

Balance, December 31, 2012	10,000,000	1,000	554,017	554	500,000	$20,000	3,957,424	$(4,152,334)	$(1,176)	$(174,532)

Conversion of preferred stock	(10,000,000)	(1,000)	10,000,000	10,000			(9,000)			-

Issue of stock in private placement, net			7,142,855	7,143			1,712,707			1,719,850

Net loss								(19,229)		(19,229)

Balance, December 31, 2013	-	$-	17,696,872	$17,697	500,000	$20,000	$5,661,131	$(4,171,563)	$(1,176)	$1,526,089

See Notes to Consolidated Financial Statements

KOGETO, INC.

(Formerly Northeast Automotive Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) (the “Company”), was incorporated on October 12, 2007 in Nevada. Pursuant to an Agreement and Plan of Merger with Northeast Auto Acceptance Corp., a Florida Corporation (“NEAA-FL”) in November 2007, we acquired title to all property owned by NEAA-FL including its wholly owned subsidiary Northeast Auto Acceptance Corp., a New York Corporation (“NEAA-NY”). As of December 31, 2013, we have no operations. On January 6, 2014, pursuant to an Agreement and Plan of Merger, we acquired Kogeto, Inc., a Delaware corporation (“Old Kogeto”). In consideration for the purchase of 100% of the issued and outstanding shares in Old Kogeto, we issued a total of 24,357,087 newly issued shares of our common stock. Old Kogeto is considered the acquirer of Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) for accounting purposes.

Going Concern

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has working capital of $1,520,336, which includes a receivable from Kogeto, Inc., a Delaware Corporation (“Old Kogeto”) at December 31, 2013, an accumulated deficit of $4,171,563 since inception and net cash used in operating activities of $20,880 for the year ended December 31, 2013. On December 31, 2013, we advanced Kogeto, Inc. an aggregate total of $1,719,850 in anticipation of our pending acquisition of Kogeto, Inc. and its affiliated company Kogeto Lucy, LLC. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 3 – NOTES AND LOANS PAYABLE

	December 31,	December 31,
	2013	2012
Revolving line of credit interest payable monthly at 1% over the prime rate, secured by a lien on all of the Company's assets and personally guaranteed by the majority stockholders. Interest is paid monthly on account)	95,800	100,000

Due to stockholders (The stockholder loans are non-interest bearing and due on demand)	89,838	64,939
	$185,638	$164,939

NOTE 4 - INCOME TAXES

Due to the Company’s prior year net losses, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $679,000 and $660,000 at December 31, 2013 and 2012, respectively. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2024. The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to any cumulative 36-month change in ownership of the Company of more than 50 percent. The components of the Company’s tax provision were as follows:

	2013	2012
Deferred tax asset – NOL carryforward	$251,230	$244,229
Less: valuation allowance	(251,230)	(244,229)
Total	$-	$-

NOTE 5 -COMMITMENTS AND CONTINGENCIES

The Company rents office space on a month-to-month basis. Rent expense was approximately $5,400 and $6,700 for 2013 and 2012, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

On January 1, 2013, 10,000,000 shares of our preferred stock were converted into 10,000,000 shares of our common stock.

On December 31, 2013, pursuant to a Securities Purchase Agreement entered into with 13 investors for the private placement of our common stock (the “Private Placement”), we sold an aggregate of 7,142,855 shares of our common stock at $0.28 per share and warrants to purchase an additional 1,428,570 shares of our common stock, for aggregate gross proceeds of $2,000,000. The warrants have an exercise price of $0.32 per shares and a term of five years. In connection with the Private Placement, we issued warrants to the placement agents to purchase 685,713 shares of common stock with an exercise price of $0.32 per share exercisable for a period of 5 years.

On December 31, 2013, we advanced Old Kogeto an aggregate total of $1,719,850 in anticipation of our pending acquisition of Old Kogeto and its affiliated company Kogeto Lucy, LLC and this amount is reflected as Receivable from Old Kogeto in the Balance Sheet. Included in this total is the cancellation of $450,000 of secured bridge notes due from Old Kogeto to 4 investors in the Private Placement.

In connection with the Private Placement, we received net proceeds of $1,269,850 after placement agent fees of $160,000, legal fees of $117,900, escrow agent fees of $2,250 as well as the cancellation of $450,000 in secured bridge notes due from Old Kogeto to 4 investors in the Private Placement.

NOTE 7 – SUBSEQUENT EVENTS

On January 6, 2014, we completed a reverse merger pursuant to an Agreement and Plan of Merger (the”Merger”) among the Company, Kogeto Acquisition Corp., a wholly-owned subsidiary of the Company, and Old Kogeto. We acquired 100% of Old Kogeto’s capital stock through the Merger, making Old Kogeto a wholly-owned subsidiary of the Company. In consideration for the Merger, we issued the stockholders of Old Kogeto a total of 24,357,087 newly issued shares of our common stock. Old Kogeto is considered the acquirer of Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) for accounting purposes. As part of the transaction, we also acquired 100% of the membership interests of Kogeto Lucy, LLC from Jeff Glasse its sole member in exchange for the issuance of 1,000 newly issued shares of our common stock.

There was no prior relationship between our company and any of our affiliates, on the one hand, and the Old Kogeto stockholders and Jeff Glasse and any of their affiliates, on the other.

Subject to completion of the merger, on or about January 14, 2014, pursuant to the terms of a Subsidiary Purchase Agreement, we sold all of the outstanding shares of our NEAA-NY subsidiary, through which the Company had previously conducted its business, to the former Chief Executive Officer of the Company, in exchange for the return and cancellation of 5,827,246 shares of our common stock that he owned.

On January 2, 2014, we agreed to settle the 500,000 shares of common stock to be issued to a former consultant for 160,000 shares of our common stock.

On January 6, 2014, upon the closing of the Merger and included in the 24,357,087 newly-issued shares of our common stock are 1,941,533 shares of our common stock which was converted from Old Kogeto’s 10% senior secured convertible notes outstanding of $425,000 plus accrued interest. In connection with this conversion, we issued warrants to purchase 500,000 shares of our common stock at an exercise price of $0.31 per share exercisable for a period of 5 years. In January 2014, we repaid Old Kogeto’s remaining 10% senior secured convertible notes outstanding of $25,000 plus accrued interest.

In January 2014, upon the closing of the Merger and in connection with the $750,000 in secured bridge notes of Old Kogeto which were outstanding prior to the Merger, we issued warrants to purchase 240,000 shares of our common stock at an exercise price of $0.32 per share exercisable for a period of 5 years. Included in the Private Placement was the cancellation of $450,000 of these secured bridge notes. In connection with these secured bridge notes, we issued additional warrants to purchase 481,428 shares of our common stock to a placement agent at an exercise price of $0.32 per share and exercisable for a period of 5 years.

On January 6, 2014, upon the closing of the Merger, we entered into an agreement with Baytree Capital Partners LLC (“Baytree”) as our exclusive financial advisor for a period of twenty-four months to perform business and financial consulting services. Pursuant to this agreement, Baytree was issued warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.32 per share exercisable for a period of 5 years with cashless exercise provisions that will not vest for a period of six months from issuance. In addition to the warrants, at the start of each six-month period during the twenty-four month term of this agreement, we shall issue to Baytree 100,000 shares of our common stock. If the current market value of these shares is less than $75,000, we shall issue to Baytree such number of shares of our common stock necessary to make the value of this fee equal to $75,000 (the current market value for our common stock shall be calculated as the average closing price for our common stock for the 30 trading days prior to the payment of this fee.)

