Form 10-Q/A
period 2013-03-31
KOGETO, INC.
filed 2014-05-30
CIK 1361955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(646) 490-8169
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

The number of shares outstanding of the Registrant’s common stock as of January 5, 2014 was  17,696,872 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, as filed on February 3, 2014, is solely to update the signatures and Certifications of Chief Executive Officer and Chief Financial Officer with current officers of the registrant.

All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing. This filing amends only the items specified above and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our  Chief Executive Officer and Chief Financial Officer  of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation,  our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to a lack of segregation of duties and an over reliance on consultants in the accounting and financial reporting process.

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

KOGETO, INC.

Date: May 29, 2014	By:	/s/ John P. Clark
John P. Clark Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)