Form 10-Q/A
period 2013-09-30
KOGETO, INC.
filed 2014-05-30
CIK 1361955

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, as filed on February 21, 2014, is solely to update the signatures and Certifications of Chief Executive Officer and Chief Financial Officer with current officers of the registrant and to make corrections to "Note 4 - Subsequent Events" footnote within Part I, Item 1, "Financial Statements".

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
(Unaudited)

NOTE 3 – CONVERSION OF SERIES A PREFERRED STOCK

As of January 1, 2013, pursuant to the terms of the Certificate of Designation of the Company’s Series A Preferred Stock, all 10,000,000 issued and outstanding shares of Series A Preferred Stock were automatically converted into 10,000,000 shares of the Company’s common stock.

NOTE 4 – SUBSEQUENT EVENTS

On December 31, 2013, pursuant to a Securities Purchase Agreement entered into with 13 investors, the Company sold an aggregate of 7,142,855 newly issued shares of our common stock at $0.28 per share, for aggregate gross proceeds of approximately $2.0 million (the “Private Placement”). The investors also received warrants to purchase up to 1,428,570 shares at a price of $0.32 per share. Also, on December 31, 2013, in anticipation of the closing of the acquisition by the Company of Kogeto, Inc., a Delaware corporation, the Company advanced the entire net proceeds of the Private Placement in the amount of $1,269,850 to Kogeto, Inc.

On January 6, 2014, pursuant to an Agreement and Plan of Merger between the Company, our wholly-owned subsidiary Kogeto Acquisition Corp., a Delaware corporation and Kogeto, Inc., we acquired Kogeto, Inc (the “Acquisition Transaction”). In consideration for the purchase of 100% of the issued and outstanding shares in Kogeto. Inc., we issued a total of 24,357,087 newly issued shares of our common stock, on a pro rata basis, to the stockholders of Kogeto, Inc.

In addition, on January 6, 2014, pursuant to a Membership Interest Purchase Agreement between Northeast Automotive and Jeff Glasse, Mr. Glasse sold 100% of the membership interests in Kogeto Lucy, LLC to the Company in exchange for 1,000 newly issued shares of the Company’s common stock.

On January 31, 2014, William Solko retired 5,827,246 shares of the Company’s common stock in connection with the purchase of the Company’s Northeast Automotive Acceptance Corp. subsidiary.

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

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 .

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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