Form 10-Q
period 2014-03-31
KOGETO, INC.
filed 2014-07-29
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-51997

KOGETO, INC.

(Exact name of registrant as specified in its charter)

Nevada	65-0637308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Wooster Street, 2nd Floor New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 490-8169

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of July 28, 2014, there were 39,486,208 shares of our common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KOGETO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$375,990	$848,059
Restricted cash	-	126,075
Accounts receivable	44,348	23,280
Inventory	52,887	131,810
Prepaid expenses and other current assets	86,544	304,783
Total current assets	559,769	1,434,007

Other assets	12,915	5,617
Capitalized software	141,900	141,900
Property and equipment, net	19,877	18,252
Total assets	$734,461	$1,599,776

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$379,248	$676,356
Accrued expenses	234,146	657,618
Loan from Northeast Automotive Holdings (NEAU)	-	1,719,850
Short term debt - related parties	50,000	173,000
Secured 10% Bridge Notes	300,000	300,000
Derivative liability	722,500	-
Senior Secured 10% Convertible Notes	-	450,000
Total current liabilities	1,685,894	3,976,824

Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,387,303 and 19,972,317 shares issued and outstanding, respectively	36,387	19,972
Additional paid-in capital	5,678,256	2,776,406
Accumulated deficit	(6,666,076)	(5,173,426)
Total stockholders' deficit	(951,433)	(2,377,048)
Total liabilities and stockholders' deficit	$734,461	$1,599,776

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$266,255	$329,210
Cost of goods sold	317,051	308,827
Gross (loss) profit	(50,796)	20,383

Operating expenses:
Production and operations	-	33,009
Selling and marketing	5,324	51,061
Research and development	27,552	22,884
General and administrative	127,354	218,890
Stock-based compensation	248,439	33,495
Financial advisory fees	862,476	-
Depreciation and amortization	3,207	3,045
Total operating expenses	1,274,352	362,384

Loss from operations	(1,325,148)	(342,001)

Other (income) expense	(7,694)	(1,120)
Interest expense	175,196	18,118
Net loss attributable to common stockholders	$(1,492,650)	$(358,999)

Basic and diluted net loss per common share	$(0.04)	$(0.02)
Basic and diluted weighted average common shares outstanding	35,810,985	19,742,009

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Captial Stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2013	-	$-	19,972,317	$19,972	-	$-	$2,776,406	$(5,173,426)	$(2,377,048)

Stock option exchange upon Merger			1,354,821	1,355	-	-	166,030	-	167,385

Stock issued to previous holders upon Merger			289,478	289	-	-	80,765	-	81,054

Conversion of Senior Secured 10% Convertible Notes upon Merger			1,941,553	1,942	-	-	541,693	-	543,635

Issuance of stock to settle liabilities upon Merger			798,918	799	-	-	222,899	-	223,698

Recapitalization 1/6/14			17,696,872	17,697	500,000	20,000	1,488,392	-	1,526,089

Sale of NEAU subsidiary			(5,827,656)	(5,828)	-	-	185,589	-	179,761

Issuance of common stock			161,000	161	(500,000)	(20,000)	44,639		24,800

Issuance of warrants			-	-	-	-	171,843	-	171,843

Net loss			-	-	-	-	-	(1,492,650)	(1,492,650)

Balance at March 31, 2014	-	$-	36,387,303	$36,387	-	$-	$5,678,256	$(6,666,076)	$(951,433)

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(1,492,650)	$(358,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,207	3,045
Stock-based compensation	248,439	33,495
Derivative expense included in financial advisory fees	722,500	-
Non-cash consulting fees	107,064	-
Non-cash interest expense	162,615	-
Changes in operating assets and liabilities:
Accounts receivable	(21,068)	61,215
Inventory	78,923	11,197
Prepaid expenses and other current assets	218,239	35,542
Accounts payable	(297,108)	(36,639)
Accrued expenses	(168,175)	101,563
Other assets	(7,298)	4,830
Net cash used in operating activities	(445,312)	(144,751)

Investing activities:
Decrease in restricted cash	126,075	-
Purchase of property and equipment	(4,832)	(191)
Net cash provided by (used in) investing activities	121,243	(191)

Financing activities:
Repayment of short term debt - related parties	(123,000)	(21,500)
Proceeds from the issuance of Senior Secured 10% Convertible Notes	-	200,000
Repayment of Senior Secured 10% Convertible Notes	(25,000)	-
Net cash (used in) provided by financing activities	(148,000)	178,500

Net increase (decrease) in cash and cash equivalents	(472,069)	33,558
Cash and cash equivalents, beginning of period	848,059	10,865
Cash and cash equivalents, end of period	$375,990	$44,423

Supplemental cash flow disclosures:
Interest paid	$28,597	$4,638
Common stock issued for payment of Senior Secured 10% Convertible Notes	$425,000	-
Common Stock issued in payment of services	$341,912	-

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Merger

On January 6, 2014, Kogeto, Inc., a Nevada corporation (formerly Northeast Automotive Holdings, Inc.) (“we,” “us,” “our,” the “Company” or “Kogeto”) completed a “reverse merger” transaction (the “Merger”), in which Kogeto Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“Merger Sub”), merged with and into Kogeto Technologies, Inc., a Delaware corporation (formerly Kogeto, Inc.) (“Old Kogeto”). As a result of the Merger, Old Kogeto became our wholly-owned subsidiary, with Old Kogeto’s former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware corporate law and pursuant to an Agreement and Plan of Merger, dated as of March 17, 2013 (the “Merger Agreement”), as discussed below. On December 31, 2013, in anticipation of closing the Merger, we also completed a private placement of 7,142,855 shares or our common stock at $0.28 per share and warrants to purchase an additional 1,428,570 shares of our common stock to accredited investors for gross proceeds of $2,000,000, and received net proceeds of $1,719,850 at the closing of the private placement, inclusive of the conversion of $450,000 in bridge financing. The warrants have an exercise price of $0.32 per shares and a term of five years. In connection with the Private Placement, we issued warrants to the placement agents to purchase 685,713 shares of common stock with an exercise price of $0.32 per share exercisable for a period of 5 years.

Pursuant to the Merger Agreement, at closing, we issued 24,357,087 shares of our common stock to the former stockholders of Old Kogeto, representing 68% of our outstanding common stock following the Merger and private placement (inclusive of 7,142,855 shares of common stock sold in the private placement), in exchange for 100% of the outstanding shares of Old Kogeto common stock. Included in the 24,357,087 shares of our common stock issued in the Merger were 10,040,223 shares of our common stock issued to the holders of 3,916,655 shares of Series A preferred stock of Old Kogeto and 9,932,094 shares of our common stock issued to the holders of 7,284,000 shares of common stock of Old Kogeto.

As part of the transaction, we also acquired all of the outstanding membership interests of Kogeto Lucy, LLC, an entity that owned certain intellectual property associated with Old Kogeto’s products, from Jeff Glasse, its sole member, in exchange for the issuance of 1,000 newly-issued shares of our common stock.

Subsequent to completion of the Merger, on or about January 14, 2014, pursuant to the terms of a Subsidiary Purchase Agreement, we sold all of the outstanding shares of our subsidiary, Northeast Automotive Acceptance Corp., through which we had previously conducted our business, to the former Chief Executive Officer of our company, in exchange for the return and cancellation of 5,827,246 shares of our common stock that he owned.

The Merger is being accounted for as a “reverse merger,” since the stockholders of Old Kogeto own a majority of the outstanding shares of our common stock immediately following the Merger. Old Kogeto is deemed to be the acquirer in the Merger and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Old Kogeto and will be recorded at the historical cost basis of Old Kogeto. In order to reflect the change in capitalization, earnings per share should be recast for all historical periods to reflect the exchange ratio.

Note 2 – Business and Basis of Presentation

Principles of consolidation

The accompanying interim consolidated financial statements of Kogeto, Inc. include the accounts of its wholly-owned subsidiaries, Kogeto Technologies, Inc. and Kogeto Lucy, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Business

Kogeto, Inc. provides integrated hardware, software and web services to deliver 360° panoramic video to consumers and businesses. Our products are the consumer-grade Dot® and the professional-grade LucyTM. Dot® is a 360° panoramic video lens which attaches to Apple’s iPhone 4, 4S and 5 via a proprietary bracket. LucyTM is our professional-grade 360° panoramic video camera. In addition, we provide professional video production services for 360° panoramic video. Our next generation professional-grade 360° panoramic video camera JoeyTM is currently being developed and is expected to be completed in the third quarter of 2014.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2014, and the Current Report on Form 8-K/A (Amendment No. 2) filed with the SEC on June 20, 2014.

Note 3- Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring losses, has negative working capital, has an accumulated deficit, and has experienced recurring negative cash flows from operations. This raises doubt about the Company’s ability to continue as a going concern.

On June 18, 2014, we completed the initial closing of a private placement to accredited investors of 2,714,285 shares of our common stock, at a purchase price of $0.28 per share, for gross proceeds of $760,000. The net proceeds from the private placement will be used by us for capital expenditure requirements and for working capital and other general corporate purposes. Management believes that it will be successful in obtaining sufficient financing to execute its operating plan. However, no assurance can be provided that we will secure additional financing or be able to achieve and sustain a profitable level of operations. To the extent that we are unsuccessful in our plan, management may find it necessary to contemplate the sale of assets and/or curtail operations.

Note 4 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. Our significant estimates are the allowance for sales returns and doubtful accounts, the value of inventory, the valuation allowance for the deferred tax asset, the expected life of property and equipment, the net realizable value of capitalized software costs, the value of stock options and the fair value of derivative liabilities.

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount we expect to collect. An allowance for doubtful accounts, sales returns and sales discounts is recorded based on a combination of historical experience and information on customer accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We have historically experienced little, if any, uncollectible receivables and management has determined that no allowance was required at March 31, 2014 and December 31, 2013.

Revenue Recognition

Revenue consists of sales of our professional and consumer-grade 360° panoramic capture devices, accessories and professional video production services. Our 360° panoramic capture devices make use of our software and web services, which are included in the sale of the product.

Revenue is recognized when the following four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) collection is reasonably assured; and (iv) product delivery has occurred or services have been provided. To the extent that one or more of these conditions are not met, revenue is deferred until such time as all four criteria are met. Revenue for product sales is generally recognized upon shipment of products to the customer or retailer, which constitutes delivery. Revenue for professional video production services is recognized when services have been provided and fees are billable.

Reserves for Product Returns and Exchanges

We estimate the allowance for sales returns to be 9% of gross sales of Dot, which is based upon historical results and information on specific customer accounts. For certain high volume sales, particularly for those involving new customers, we monitor store stock levels regularly and, as necessary, set aside specific reserves for any estimated returns outside of the general allowance for sales returns.

Inventory

Inventory consists of raw materials, work in process, and finished goods. Inventory values are stated at the lower of cost or market utilizing a weighted average method. We recognize that technology products such as Dot and Lucy are prone to rapid change and obsolescence. We have recognized an allowance for obsolete inventory of $55,000 as of March 31, 2014. In the event that inventory values are adjusted below cost, we will use the adjusted inventory values to determine a revised lower-cost amount for the relevant portion of the inventory. As necessary, we will establish reserves for potential returns, offset in part by an inventory account consisting of the original cost of these expected returns.

Property and Equipment

Property and equipment consists primarily of production molds and equipment associated with production of Dot, computer equipment and furniture and fixtures, which are stated at cost.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to seven years) of the related assets.

Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

Impairment of Long-Lived Assets

We assess the recoverability of our long-lived assets, including property and equipment and intangible assets, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the asset’s estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Warranty Costs

We offer a standard warranty on Dot and Lucy products, which includes the repair or replacement of parts for a one-year period. We have not experienced a high rate of warranty claims and estimate that future warranty claims will be minimal. Pursuant to the agreement with Lucy’s contract manufacturer, the manufacturer handles all repair and warranty claims. Other warranty returns and claims, to the extent costs are not covered by the manufacturing agreement, are expensed as they occur.

Promotional Units

Consistent with standard marketing practices in the electronics industry, we distribute a number of promotional copies of the Dot product for retailer evaluation and for in-store demonstration purposes. The expense associated with this activity is considered a selling expense and units distributed for promotional purposes are booked at cost.

Shipping and Handling

Shipping and handling costs are expensed as incurred as part of selling and marketing expenses.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in operating expenses.

Capitalized Software Development Costs

During 2013, we incurred costs for the development of software associated with launching Dot for the Android mobile operating system and will also serve as the basis for our forthcoming professional-grade camera Joey. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a detailed working program design or a working model, through the point in time that the product is available for general release to customers.

Capitalized software development costs are amortized on a straight-line basis over the estimated economic lives of the products (no longer than three years), which approximate the estimated revenue stream, beginning with the general release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are expensed as incurred.

At the end of each financial reporting period, we compare the unamortized capitalized costs of a computer software product to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset is written off as an impairment charge.

Research and Development Costs

Software development costs for our proprietary Dot, Lucy and Joey camera systems that do not meet the criteria for capitalization, as well as research and development costs associated with the Joey hardware and Dot lens and bracket, are expensed as incurred.

Income Taxes

We account for income taxes under the provisions of Accounting Standards Codification ("ASC") 740 - Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Stock-Based Compensation

We report stock-based compensation under ASC 718, “Compensation - Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of stock options to employees and directors and warrants to consultants, to be recognized in the financial statements based on their fair values over the requisite service periods. The fair value of stock options to employees and directors are determined using the Black-Scholes model and compensation costs are recognized ratably over the requisite service period.

We account for stock option and warrant grants issued to non-employees for goods and services using the guidance of ASC 718 and ASC 505, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services,” whereby the fair value of such option and warrant grants are determined using the Black-Scholes model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Earnings Per Share

Basic earnings per common share amounts are presented based on our consolidated earnings and then calculated on a per share basis using our weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise or conversion of all potentially dilutive stock options, warrants and convertible stock, subject to anti-dilution limitations. All such potentially dilutive instruments were excluded from the calculation of diluted loss per share because we had net losses for all periods presented and therefore equivalent shares would have an anti-dilutive effect.

Fair Value of Financial Instruments

GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, we use a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which we could borrow funds with similar remaining maturities and approximates fair value.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table represents the fair value hierarchy for those financial assets measured at fair value on a recurring basis:

March 31, 2014	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$722,500	$-	$722,500
Total liabilities	$-	$722,500	$-	$722,500

Liabilities measured at fair value on a recurring basis using observable inputs (Level 2):

Derivative
liability
December 31, 2013	$-
Derivative expense included in financial advisory fees	722,500
March 31, 2014	$722,500

We used the following key inputs and assumptions; the trading market value is based on the purchase price of $0.28 per share of our common stock in the private placements on December 31, 2013 and June 18, 2014 due to the limited trading in our common stock, the exercise price of the warrants of $0.32, the expected volatility of 80% is based on an analysis of historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options, the expected term is based on the remaining term per the agreement and the risk-free rate is based on the rate of U.S. treasury securities with the same term.

Note 5 - Short Term Debt – Related Parties

In December of 2011, we entered into an unsecured promissory note of $50,000 to a former board member and investor. This obligation specifies a deferred interest payment that accumulates at $500 per month. For the three months ended March 31, 2014 and 2013, we accrued interest charges of $1,500 and $1,500, respectively.

In January 2014, the outstanding related party notes payable of $75,000 to Financial Summit Ventures, Inc. and $48,000 to Condon Partners, LLC were repaid in full. Pursuant to the terms of the Merger, funds sufficient to retire both of these notes were placed into escrow prior to December 31, 2013. The escrowed funds at December 31, 2013 are presented as restricted cash on the consolidated balance sheet. Financial Summit Ventures, Inc. is owned by our former CFO Steven Adler. The notes were guaranteed by Jeff Glasse (our Founder, Chairman and CEO and the former owner of Kogeto Lucy, LLC) and secured by certain patents held by Kogeto Lucy, LLC, both the guarantee and patents were released upon payment.

Note 6 – Loan from Northeast Automotive Holdings (NEAU)

On December 31, 2013, in anticipation of the Merger, Old Kogeto and Kogeto Lucy, LLC were advanced an aggregate total of $1,719,850 to be used for ongoing obligations and retiring certain obligations. Included in this total is the cancellation of $450,000 of our Secured 10% Bridge Notes for four investors in the private placement on December 31, 2013. The unsecured loan was non-interest bearing and was retired on January 6, 2014 as part of the Merger.

Note 7 - Senior Secured 10% Convertible Notes

During 2012, we issued Senior Secured 10% Convertible Notes with an aggregate principal value of $374,200. During 2013, we issued additional Senior Secured 10% Convertible Notes with an aggregate principal value of $200,000. Pursuant to the Merger, funds sufficient to retire four of the 2012 notes (aggregate principal value of $124,200) were disbursed prior to December 31, 2013, leaving $250,000 in outstanding principal value from the 2012 notes. As of December 31, 2013, the aggregate outstanding principal balances for all of the Senior Secured 10% Convertible Notes was $450,000.

All of the outstanding Senior Secured 10% Convertible Notes provided for warrants exercisable for a period of five years to be issued in the then future public company, Kogeto, Inc., a Nevada Corporation. Upon conversion of the Senior Secured 10% Convertible Notes, the noteholders receive warrants exercisable into common stock of the future public company at $0.31 per share. The number of warrants to be issued equals 50% of the actual shares issued in the note conversion up to a maximum of 500,000 warrants. If the total number of warrants to be issued exceeds 500,000, then we will issue additional shares of our common stock in proportion to the foregone value of the warrants.

The original conversion terms for noteholders of the Senior Secured 10% Convertible Notes issued during 2012 ($250,000 of principal outstanding at December 31, 2013) allowed conversion at the option of the noteholder, either into shares of Old Kogeto newly-designated Series B preferred stock (if issued and available) or, alternatively, into Old Kogeto Series A preferred stock at the Series A preferred stock issue price of $0.60 per share. As part of the Merger, the outstanding notes (including accrued interest and the value of the foregone warrants) were converted into 1,156,789 shares of our common stock at a per share price of $0.28. In addition, this group of noteholders received warrants to purchase 297,903 shares of our common stock at an exercise price of $0.31 per share exercisable for a period of five years, valued at $0.18 per share or $53,623 using the Black-Scholes model and were included in interest expense during the three months ended March 31, 2014.

The Senior Secured 10% Convertible Notes (principal value $200,000 outstanding at December 31, 2013) issued during 2013 contain a mandatory clause (excluding one $25,000 note) that converts outstanding principal and interest into common stock of a newly-formed public company. As part of the Merger, $175,000 (principal value) of the notes (including accrued interest and foregone warrants) were converted into 784,764 shares of our common stock at a per share price of $0.28. In addition, this group of noteholders received warrants to purchase 202,097 shares of our common stock at an exercise price of $0.31 per share exercisable for a period of five years valued at $0.18 per share or $36,377 using the Black-Scholes model and were included in interest expense during the three months ended March 31, 2014. The other $25,000 (principal value) of these notes (plus accrued interest) was repaid at the time of the Merger and was therefore not converted.

Note 8 – Secured 10% Bridge Notes

During 2013, we issued Secured 10% Bridge Notes (“Bridge Notes”) with an aggregate principal value of $750,000. The Bridge Notes are secured by substantially all of our assets. As of December 31, 2013 and March 31, 2014, $300,000 of the Bridge Notes remained outstanding.

Each of the Bridge Notes provided for warrants to purchase common stock in a future public company. Bridge Notes totaling $450,000 in principal value were granted warrants at a ratio of 1 warrant share for each $5.00 in principal amount. Bridge Notes totaling $300,000 in principal value were granted warrants at a ratio of 1 warrant share for each $2.00 in principal amount. The exercise price of the warrants is $0.32 per share and the warrants are exercisable for five years from the note issuance date. Warrants with respect to 240,000 underlying shares were issued as a result of the issuance of these notes. The warrants were valued using the Black- Scholes model and were valued at approximately $21,000, an amount that was recorded as a debt discount on the date of issuance. The discount was accreted to interest expense over the term of the notes and was fully accreted by December 31, 2013. In connection with these secured bridge notes, we issued additional warrants to purchase 481,428 shares of our common stock to a placement agent at an exercise price of $0.32 per share and exercisable for a period of five years. The warrants were valued using the Black- Scholes model and were valued at $81,843, an amount that was recorded as financial advisory fees in the three month ended March 31, 2014.

The due date for $450,000 (principal value) of the Bridge Notes was originally November 30, 2013 and was subsequently extended to December 31, 2013. The due date for $300,000 (principal value) of the Bridge Notes was originally December 31, 2013, but was subsequently extended to December 31, 2014.

On December 31, 2013, in anticipation of the Merger, Bridge Notes totaling $450,000 (the same notes that were due December 31, 2013) were cancelled and included in the private placement for four investors at a per share conversion price of $0.28. The remaining $300,000 (principal value) of Bridge Notes retain the right to convert at the same conversion price ($0.28) at anytime prior to December 31, 2014.

Note 9 – Derivative Liability

On December 30, 2013, we entered into an agreement with Baytree Capital Partners LLC (“Baytree”) as our exclusive financial advisor for a period of twenty-four months upon the closing of the Merger to perform business and financial consulting services. Pursuant to this agreement, Baytree was issued warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.32 per share exercisable for a period of five years with cashless exercise provisions that will not vest for a period of six months from issuance. These warrants also contain a clause which provides that if we issue any Additional Shares (as defined below) without consideration or for a price per share less than the then current exercise price of these warrants, the exercise price shall automatically be deemed to be reduced to the price per share for such issuance. “Additional Shares” means the issuance of common stock or any common stock equivalent for a price less than the then-current exercise price of these warrants; provided, however, securities issued to officers, directors or employees of, or consultants to, the Company pursuant to stock option or stock purchase plans or agreements on terms approved by the board of directors will not be deemed to constitute “Additional Shares.”

In addition to the warrants, at the start of each six-month period during the twenty-four month term of this agreement, we agreed to issue to Baytree 100,000 shares of our common stock. If the current market value of these shares is less than $75,000, we will issue to Baytree such number of shares of our common stock necessary to make the value of this fee equal to $75,000 (the current market value for our common stock would be calculated as the average closing price for our common stock for the 30 trading days prior to the payment of this fee). For the six-month period ended July 6, 2014, we owe $75,000 for financial advisory fees at a per share price of $0.28 or 267,858 shares of our common stock. We recorded $33,333 of expense to financial advisory fees during the three months ended March 31, 2014.

Based on the clause in the warrants to purchase 4,250,000 that provides exercise price protection, these warrants are not considered to be indexed to our stock and therefore are considered a derivative financial instrument that should be recorded as a derivative liability. We estimate the fair value of the derivative liability using the Black-Scholes model. The fair value of the derivative liability was initially measured on January 10, 2014 and is re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations as a derivative expense. In applying the Black-Scholes model, we used the following key inputs and assumptions; the trading market value is based on the purchase price of $0.28 per share of our common stock in the private placements on December 31, 2013 and June 18, 2014 due to the limited trading in our common stock, the exercise price of the warrants of $0.32, the expected volatility of 80% is based on an analysis of historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options, the expected term is based on the remaining term per the agreement and the risk-free rate is based on the rate of U.S. treasury securities with the same term.

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the accounting standard, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The following table summarizes the components of derivative liabilities as of March 31, 2014 and the initial measurement date of January 10, 2014:

	March 31,	January 10,
	2014	2014
Fair value of derivative liability	$722,500	$722,500

Significant assumptions (or ranges):
Trading market value	$0.28	$0.28
Expected term (years)	4.78	5.00
Expected volatility	80.0%	80.0%
Risk-free rate	1.73%	1.64%
Effective Exercise price	$0.32	$0.32

In relation to this derivative liability, we recorded $722,500 of expense to financial advisory fees for the three months ended March 31, 2014.

Note 10 - Stockholders’ Equity

Pursuant to the Merger Agreement, at closing, we issued 24,357,087 shares of our common stock to the former stockholders of Old Kogeto in exchange for 100% of the outstanding shares of Old Kogeto common stock.

Included in the 24,357,087 shares of our common stock issued in the Merger were 10,040,223 shares of our common stock issued to the holders of 3,916,655 shares of Series A preferred stock of Old Kogeto.

Included in the 24,357,087 shares of our common stock issued in the Merger were 9,932,094 shares of our common stock issued to the holders of 7,284,000 shares of common stock of Old Kogeto.

Included in the 24,357,087 shares of our common stock issued in the Merger were 1,354,821 shares of our common stock issued to the holders of stock options of Old Kogeto. We recorded $167,385 of stock-based compensation as of the date of the Merger in relation to these shares, as the shares were valued at $379,350 based on $0.28 per share, less the amount previously recorded as stock-based compensation in prior years of $211,965 for these stock options.

Included in the 24,357,087 shares of our common stock issued in the Merger were 289,478 shares of our common stock issued to previous holders of stock options of Old Kogeto. We recorded $81,054 of stock-based compensation as of the date of the Merger in relation to these shares, as the shares were valued at $0.28 per share.

Included in the 24,357,087 shares of our common stock issued in the Merger were 1,941,553 shares of our common stock issued to the holders of the outstanding Senior Secured 10% Convertible Notes to convert $425,000 of principal, $46,020 of accrued interest and the value of the foregone warrants of $72,615 at a per share price of $0.28. The value of the forgone warrants was recorded as interest expense as of the date of the Merger.

Included in the 24,357,087 shares of our common stock issued in the Merger were 798,918 shares of our common stock issued to settle liabilities in accrued expenses of Old Kogeto of $223,698 at a per share price of $0.28.

On January 6, 2014, pursuant to a Membership Interest Purchase Agreement between us and Jeff Glasse, our Founder, Chairman and Chief Executive Officer, Mr. Glasse sold 100% of the membership interests of Kogeto Lucy, LLC to us in exchange for 1,000 shares of our common stock. The shares were valued at $280, or a per share price of $0.28.

On January 2, 2014, we agreed to settle the 500,000 shares of capital stock to be issued to a former consultant of Northeast Automotive Holdings, Inc. for 160,000 shares of our common stock. The shares were valued at $44,800, or a per share price of $0.28.

Note 11 – Warrants

As of March 31, 2014, we have outstanding warrants to purchase 7,585,711 shares of our common stock, of which warrants to purchase 7,085,711 shares of common stock have an exercise price of $0.32 per share and warrants to purchase 500,000 shares of common stock have an exercise price of $0.31 per share. These warrants are all dated as of January 10, 2014, and are exercisable for a period of five years.

Note 12 - Stock-Based Compensation

Pursuant to the Merger agreement, all granted and outstanding options of Old Kogeto were cancelled.

The Company recorded stock-based compensation of $248,439 for the three months ended March 31, 2014. This includes the net value of $167,385 for the 1,354,821 shares of our common stock issued in the Merger received by holders of all the outstanding options as of December 31, 2013. The net value of $167,385 was calculated by subtracting the cumulative stock-based compensation expense of $211,965 for these outstanding options from the value of the 1,354,821 shares of our common stock at $0.28 per share or $379,350. Also included in stock-based compensation for the three months ended March 31, 2014 is the value of the 289,478 shares of our common stock at $0.28 per share equaling $81,054 that was given to previous holders of stock options.

The Company recorded stock-based compensation of $33,495 for the three months ended March 31, 2013 for employees, directors and consultants.

Note 13 – Subsequent Events

On June 18, 2014, we completed the initial closing of a private placement to accredited investors of 2,714,285 shares of our common stock, at a purchase price of $0.28 per share, for gross proceeds of $760,000. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 542,857 shares of our common stock, at an initial exercise price of $0.32 per share.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes.

The placement agents in the private placement received cash commissions of $60,800 and warrants to purchase 260,571 shares of our common stock at $0.32 per share.

On July 3, 2014, we repaid $150,000 of principal value of the outstanding $300,000 of Bridge Notes.

On July 17, 2014, we issued 384,620 shares of our common stock pursuant to the financial advisory agreement with Baytree, of which 267,858 shares of our common stock was for the six-month period ended July 6, 2014 and 116,762 shares of our common stock was for the six-month period ended January 5, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

This section and other parts of this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” of this Form 10-Q and those discussed in Item 2.01 of the Company’s Current Report on Form 8-K/A (Amendment No. 2) filed June 20, 2014 under the heading of “Risk Factors” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed May 27, 2014 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined in Rule 3a51-1 under the Securities Exchange Act of 1934). Our common stock currently falls within that definition. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements, except as required by federal securities laws.

Nature of Business

We provide integrated hardware, software and web services to deliver 360° panoramic video to consumers and businesses. Our products are the consumer-grade Dot® and the professional-grade LucyTM. Dot® is a 360° panoramic video lens which attaches to Apple’s iPhone 4, 4S and 5 via a proprietary bracket. LucyTM is our professional-grade 360° panoramic video camera. In addition, we provide professional video production services for 360° panoramic video. Our next generation professional-grade 360° panoramic video camera JoeyTM is currently being developed and is expected to be completed in the third quarter of 2014.

Business Strategy

We are committed to bringing the best 360° panoramic video experience to our customers through innovative hardware, software and services. Our business strategy leverages our ability to design and develop our hardware, application software, and services utilizing outside consultants to cut costs and improve efficiency to provide our customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development and marketing is critical to the development and sale of innovative products and technologies.

From a product development standpoint, we are focusing our efforts on releasing our new lower-cost next generation professional-grade 360° panoramic video camera Joey this summer. In addition, we will begin developing an enhanced version of Dot in conjunction with the refinement and realignment with other phone models at the end of this year.

Our strategy is focused on launching Joey this summer, renewing and establishing new distribution partners to the education market and new vertical markets including security, robotics, military, small to medium sized conferencing and embedded systems. To date, we have sold our Lucy products as our professional-grade video cameras primarily to the education market. We have not manufactured any additional Lucy products after the first quarter of 2014, as Joey will replace our Lucy products.

In addition, we expect to launch a Kickstarter campaign in the third quarter of 2014 for presales of Joey with revenue for these presales expected to be recorded in the fourth quarter of 2014 upon the shipment to the buyers.

In connection with our Dot product, we expect to sell Dot in conjunction with the release and marketing efforts associated with the launch of Joey. Upon the successful launch of Joey, we will begin to develop an enhanced version of Dot at the end of this year and renew and establish new retail partners for sale in 2015.

We have also begun to redesign our corporate website to accentuate both our professional cameras and services and our consumer offerings.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales

Net sales are comprised of revenue received from the sales of our products and services net of returns, refunds, discounts and price protection rebates.

For the three months ended March 31, 2014, net sales decreased $62,955 (or 19%) to $266,255 compared to net sales for the three months ended March 31, 2013 of $329,210. The decrease in net sales was a result of significant reductions in sales of our Dot product primarily due to our inability to complete the next generation of our product lines as a result of a lack of financing.

Specifically, sales of our Dot product decreased from $139,588 to $10,197 (or from 5,850 units to 359 units) during the comparable three months ended March 31, 2014 and 2013, a decrease of $129,391 or 93%. Our decrease in sales of our Dot product was due to inadequate funds required to develop an enhanced version with an improved optic, as we believe the market required a release of an improved product in order to maintain or increase sales levels. Sales of our Lucy product increased from $223,250 to $242,698 (or from 51 units to 60 units) during the comparable three months ended March 31, 2014 and 2013, an increase of $19,448 or 9%. Sales of our Lucy product remained relatively the same during the first quarter of 2014 as compared to the first quarter of 2013 due to the financing in connection with the Merger to finance production of product to fill a large outstanding order of the Lucy product.

Cost of Goods Sold

Cost of goods sold includes all of the manufacturing and materials costs of our Dot and Lucy products, plus merchant fees and fulfillment costs excluding freight.

Cost of good sold for the three months ended March 31, 2014 was $317,051, an increase of $8,224 (or 3%) from $308,827 for the three months ended March 31, 2013, primarily due to an allowance for obsolete inventory of $55,000 recorded in the three months ended March 31, 2014 .

Gross Profit

Gross profit (defined as net sales less cost of goods sold) was $20,383 for the three months ended March 31, 2013 as compared to a gross loss of $50,796 in the three months ended March 31, 2014. The gross margin for both the Lucy and Dot products were minimal before taking into account the allowance for obsolete inventory of $55,000, which is primarily due to the sales discounts given.

Production and Operations Expense

Production and operations expense is primarily comprised of payroll costs associated with coordinating production-related activities (ordering, logistics, quality assurance, etc.) for our Lucy and Dot products, including overseeing and managing relationships with third party manufacturers whose costs are included in cost of goods sold.

Production and operations expenses decreased $33,009 (or 100%) from $33,009 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The decrease in production and operations expenses was primarily due to the termination of the employee in the fourth quarter of 2013 due to the reduction in overall costs related to the reduced manufacturing activity, as production of our Dot product was on hold waiting for new versions of the product and production of our Lucy product was at a lower volume due to the lack of financing.

Selling and Marketing Expense

Selling and marketing expense is comprised of payroll costs, commissions, freight and general marketing, promotion, advertising expense and public relations costs.

Selling and marketing expense decreased $45,737 (or 90%) to $5,324 for the three months ended March 31, 2014 from $51,061 in the same period in 2013, as we reduced marketing efforts substantially while we sought additional investor funding and have focused our efforts on development of our next generation products.

Research and Development Expense

Research and development expense is comprised of payroll costs and outside vendor costs for developing new technology (including software, unless considered for capitalization) associated with developing new versions of our products and associated operating software.

For the three months ended March 31, 2014, research and development expense increased $4,668 (or 20%) to $27,552 from $22,884 in 2013, as we increased research and development expenses on the development of software and hardware for our new lower-cost next generation professional-grade 360° panoramic video camera Joey for release this summer.

General and Administrative Expense

General and administrative expenses are primarily comprised of payroll costs, travel and entertainment, insurance, rent, office expenses, legal fees and accounting fees.

For the three months ended March 31, 2014, general and administrative expense decreased $91,536 (or 42%) to $127,354 from $218,890 in 2013, as general and administrative expenses were reduced due to the reduction of an administrative employee, the decrease in accounting consulting fees and the decrease in health insurance and office expenses with the decrease in overall headcount.

Stock-Based Compensation

Stock-based compensation is comprised of the expense associated with the value of share-based payments to employees, selected contractors and board members.

For the three months ended March 31, 2014, stock-based compensation increased $214,944 to $248,439 from $33,495 in the same period in 2013 as holders of stock options received shares of our common stock in the Merger valued at a net value of $167,385, which was included in stock-based compensation for the three months ended March 31, 2014. Also, previous holders of stock options received shares of our common stock in the Merger valued at $81,054, which was included in stock-based compensation for the three months ended March 31, 2014.

Financial Advisory Fees

Financial advisory fees is comprised of the expense associated with business and financial consulting services including the value of the warrants associated with the derivative liability but does not include the expense for professional fees or a chief financial officer which are included in general and administrative expense.

Financial advisory fees were $862,476 for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013 primarily related to the expense associated with the agreement with Baytree for financial advisory services.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of production and office equipment, as well as amortization of any capitalized software.

For the three months ended March 31, 2014, depreciation and amortization expense was $3,207 as compared to $3,045 for the three months ended March 31, 2013, an increase of $162 or 5%, as depreciation and amortization expense remained relatively the same.

Other (Income) Expense

For the three months ended March 31, 2014, other income increased $6,574 to $7,694 from other income of $1,120 for the three months ended March 31, 2013 primarily for the reversal of some old vendor invoices.

Interest Expense

For the three months ended March 31, 2014, interest expense increased $157,078 to $175,196 from $18,118 during the same period in 2013 as we issued warrants to purchase 500,000 shares of our common stock valued at $90,000 and 258,927 shares of our common stock for foregone warrants valued at $72,615 to Senior Secured 10% Convertible Note holders upon the conversion of the notes and as part of the Merger, which was included in interest expense for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, the consolidated balance sheets reflected a cash balance of $375,990, negative working capital of $403,625 excluding the derivative liability of $722,500, and an accumulated deficit of $6,666,076. On June 18, 2014, we completed the initial closing of a private placement to accredited investors of 2,714,285 shares of our common stock, at a purchase price of $0.28 per share, for gross proceeds of $760,000. The net proceeds from the private placement will be used by us for capital expenditure requirements and for working capital and other general corporate purposes. Management believes that it does not currently have sufficient cash to execute its operating plan but believes that we will be successful in obtaining sufficient financing to execute its operating plan. However, no assurance can be provided that we will secure additional financing or be able to achieve and sustain a profitable level of operations. To the extent that we are unsuccessful in our plan, management may find it necessary to contemplate the sale of assets and/or curtail operations.

At March 31, 2014, we had outstanding loans in the amount of approximately $350,000. The Bridge Notes totaling $300,000 are secured by security interests in substantially all of our assets.

Net cash used in operating activities

Net cash used in operating activities was approximately $445,000 for the three months ended March 31, 2014, compared to approximately $145,000 for the same period in 2013. The $300,000 increase was primarily due to the reduction of accounts payable and accrued expenses upon receiving the cash from the advance related to the Merger.

Net cash provided by (used in) investing activities

Net cash provided by investing activities amounted to $121,243 for the three months ended March 31, 2014, compared to net cash used in investing activities of approximately $191 for three months ended March 31, 2013. The increase of $121,434 in cash provided was a result of a decrease in restricted cash of $126,075 offset by an increase in the purchase of equipment of $4,641.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $148,000 for the three months ended March 31, 2014 compared to net cash provided by financing activities of $178,500 for the three months ended March 31, 2013. The net cash used in financing activities for the three months ended March 31, 2014 included the repayment of short term debt – related parties of $123,000 and the repayment of Senior Secured 10% Convertible Notes of $25,000. The cash provided by financing activities for the three months ended March 31, 2013 includes the proceeds of $200,000 from the issuance of Senior Secured 10% Convertible Notes offset by the repayment of short term debt – related parties of $21,500.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring losses, has negative working capital, has an accumulated deficit, and has experienced recurring negative cash flows from operations. This raises doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on our financial position or operating results.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4 – CONTROLS AND PROCEDURES

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

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us which is required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report due to a limited segregation of duties among our employees with respect to our control activities. This deficiency is the result of our limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions;

(ii) provide reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 1, 2014, John P. Clark was appointed to be the chief financial officer of the Company. Mr. Clark has extensive experience working with global, growth-oriented technology companies, primarily leading SEC financial reporting and internal accounting functions. In connection with this appointment, Steven Adler resigned as the Company’s chief financial officer.

Officers’ Certifications

Appearing as exhibits to this Quarterly Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2013 and those discussed in Item 2.01 of the Company’s Current Report on Form 8-K/A (Amendment No. 2) filed June 20, 2014 under the heading of “Risk Factors”, information at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information” and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,231,891 and $1,305,855 for the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively, and had an accumulated deficit of $7,405,317 as of March 31, 2014. In order to reach our business growth objectives, we expect to incur significant sales, marketing, product development and other operating and capital costs, including costs associated with the expansion of our personnel and facilities. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. There can be no assurance that we will be successful in generating and increasing our revenues or that we can achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to fund our operations through various financing transactions in order to continue our operations. Financing transactions may include the issuance of equity or convertible debt securities, obtaining credit facilities, or other financing alternatives. The volatility in the trading price of our common stock over the past year could make it more difficult to obtain financing through the issuance of equity or convertible debt securities. There can be no assurance that we will be successful in any future financing or that financing will be available on terms that are acceptable to us.

Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities, warrants and restricted stock awards may include preferences, superior voting rights and privileges senior to those of existing holders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal and accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the overall level of activity in the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may have to curtail our marketing and development plans and/or possibly curtail operations.

We operate in a relatively new segment of a highly competitive market and the size and resources of some of our potential competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for capture devices, including cameras and camcorders, is highly competitive. We operate in the relatively new and untested 360° panoramic video segment. Our competitors are small, modestly funded start-ups such as EyeSee360, Giroptic, Centr Camera and BubblePix. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. It is possible in the future that the following established, well-known camera manufacturers such as GoPro, Inc., Canon Inc., Nikon Corporation, Olympus Corporation, Polaroid Holding Corporation and Vivitar Corporation, large, diversified electronics companies such as JVC Kenwood Corporation, Panasonic Corporation, Samsung Electronics Co., Sony Corporation and Toshiba Corporation, and specialty companies such as Garmin Ltd. may decide to offer competitive products, which have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

Moreover, smartphones and tablets with photo and video functionality have significantly displaced traditional camera sales. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc. and Samsung, may design them to capture 360° panoramic video or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products.

Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.

We have been and may continue to be unable to timely file periodic reports with the SEC, which may negatively impact our financing efforts and commercial credibility.

We did not timely file with the SEC our annual report on Form 10-K for the year ended December 31, 2013 or this quarterly report on Form 10-Q for the quarter ended March 31, 2014. We also have yet to complete the SEC’s review of our current report on Form 8-K dated January 6, 2014, in response to SEC business and accounting comments, and were required re-file certain other periodic reports due to technical deficiencies that were identified by the SEC. In addition, as a result of our reverse merger earlier this year, we continue to be delayed in the preparation of our financial statements. If we continue to be unable to file our SEC periodic and current reports in the times specified by the Securities Exchange Act of 1934, we will be ineligible to use Form S-3 for future capital raises and that could impair our ability to conduct certain kinds of public offerings of our common stock. More broadly, our inability to maintain current public information pursuant to SEC reporting rules will have a negative impact on how we are viewed by our shareholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Securities Exchange Act and suspend the trading of our common stock. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2014, we completed the initial closing of a private placement to accredited investors of 2,714,285 shares of our common stock, at a purchase price of $0.28 per share, for gross proceeds of $760,000. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 542,857 shares of our common stock, at an initial exercise price of $0.32 per share.

The net proceeds from the private placement, following the payment of offering-related expenses, will be used by us for our capital expenditure requirements and for working capital and other general corporate purposes.

The placement agents in the private placement received cash commissions of $60,800 and warrants to purchase 260,571 shares of our common stock at $0.32 per share.

On July 17, 2014, we issued 384,620 shares of our common stock pursuant to the financial advisory agreement with Baytree, of which 267,858 shares of our common stock was for the six-month period ended July 6, 2014 and 116,762 shares of our common stock was for the six-month period ended January 5, 2015.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

2.1	Agreement and Plan of Merger, dated as of March 17, 2013, among Northeast Automotive Holdings, Inc., Kogeto Acquisition Corp. and Kogeto, Inc. (6)

3.1	Articles of Incorporation of Northeast Automotive Holdings, Inc., filed with Nevada Secretary of State on October 12, 2007. (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Super Preferred Stock of Northeast Automotive Holdings, Inc., filed with Nevada Secretary of Stock on April 24, 2008. (8)

3.3	Articles of Merger of Northeast Automotive Holdings, Inc. (with the effect of changing corporate name to Kogeto, Inc.), filed with Nevada Secretary of State on February 4, 2014. (6)

3.4	By-laws of Kogeto, Inc. (1)

4.1	Form of Warrant to Purchase Common Stock issued by Kogeto, Inc. to investors in the December 2013 private placement. (2)

4.2	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to placement agents in connection with the December 2013 private placement. (6)

4.3	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to former holders of secured bridge notes. (6)

4.4	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to former holders of senior secured convertible notes. (6)

4.5	Warrant to Purchase Common Stock, dated January 10, 2014 issued by Kogeto, Inc. to Baytree Capital Partners LLC per the Financial Advisory Agreement dated December 30, 2013. (6)

4.6	Form of Warrant to Purchase Common Stock of Kogeto, Inc. for each investor. (7)

10.1	Securities Purchase Agreement, dated as of December 31, 2013, among Kogeto, Inc. and investors in the December 2013 private placement. (2)

10.2	Agreement with Advent Tool & Mold, Inc. (3)

10.3	Manufacturing and Supply Agreement with Apollo Optical Systems, Inc. (3)

10.4	Distributor Agreement with Kacmaz Entertainment. (3)

10.5	Master Business Client Agreement with Navarre Logistical Systems, Inc. (3)

10.6	Distribution Agreement with Dr. Bott. (3)

10.7	Contract for Services with Colorado Legacy Foundation. (3)

10.8	Supplier Agreement with TeachScape. (3)

10.9	Second Amendment to Supplier Agreement with TeachScape. (3)

10.10	Third Amendment to Supplier Agreement with TeachScape. (3)

10.11	Employment Agreement, dated January 6, 2014, between Kogeto, Inc. and Jeff Glasse. (6)

10.12	Employment Agreement, dated April 7, 2014, between Kogeto, Inc. and John P. Clark. (4)

10.13	Subsidiary Purchase Agreement, dated January 14, 2014, among Northeast Automotive Holdings, Inc. and William Solko. (6)

10.14	Financial Advisory Agreement, dated December 30, 2013, between Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) and Baytree Capital Partners LLC. (6)

10.15	Form of Securities Purchase Agreement with Kogeto, Inc. for each investor. (7)

31.1*	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Information Statement on Schedule 14C filed with the SEC on November 8, 2007.

(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2014.

(3)	Previously filed with Amendment No. 1 to this Current Report on Form 8-K filed with the SEC on April 14, 2014.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 8, 2014.

(5)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on April 14, 2008.

(6)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on May 27, 2014.

(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 24, 2014.

(8)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 2, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kogeto, Inc.
a Nevada corporation

July 29, 2014	By:	/s/ Jeff Glasse
Jeff Glasse
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John P. Clark
John P. Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)

