Form 10-Q
period 2014-06-30
KOGETO, INC.
filed 2014-08-18
CIK 1361955

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014, there were 39,486,208 shares of our common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KOGETO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$777,647	$848,059
Restricted cash	-	126,075
Accounts receivable	32,041	23,280
Inventory	70,496	131,810
Prepaid expenses and other current assets	88,838	304,783
Total current assets	969,022	1,434,007

Other assets	12,915	5,617
Capitalized software	141,900	141,900
Property and equipment, net	48,389	18,252
Total assets	$1,172,226	$1,599,776

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$419,675	$676,356
Accrued expenses	273,092	657,618
Loan from Northeast Automotive Holdings (NEAU)	-	1,719,850
Short term debt - related parties	50,000	173,000
Secured 10% Bridge Notes	300,000	300,000
Derivative liability	705,500	-
Senior Secured 10% Convertible Notes	-	450,000
Total current liabilities	1,748,267	3,976,824

Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 39,101,588 and 19,972,317 shares issued and outstanding, respectively	39,101	19,972
Additional paid-in capital	6,359,762	2,776,406
Accumulated deficit	(6,974,904)	(5,173,426)
Total stockholders' deficit	(576,041)	(2,377,048)
Total liabilities and stockholders' deficit	$1,172,226	$1,599,776

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net sales	$7,272	$47,398	$273,527	$376,608
Cost of sales	4,034	35,723	321,085	344,550
Gross profit (loss)	3,238	11,675	(47,558)	32,058

Operating expenses:
Production and operations	-	31,964	-	64,973
Selling and marketing	2,645	41,437	7,969	92,498
Research and development	80,962	25,875	108,514	48,759
General and administrative	195,991	175,088	323,345	393,978
Stock-based compensation	-	33,495	248,439	66,990
Financial advisory fees	20,500	35,000	882,976	35,000
Depreciation and amortization	2,934	3,135	6,141	6,180
Total operating expenses	303,032	345,994	1,577,384	708,378

Loss from operations	(299,794)	(334,319)	(1,624,942)	(676,320)

Other expense (income)	(1)	17	(7,695)	(1,103)
Interest expense	9,035	22,336	184,231	40,454
Net loss attributable to common stockholders	$(308,828)	$(356,672)	$(1,801,478)	$(715,671)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.04)
Basic and diluted weighted average common shares outstanding	36,745,231	19,972,317	36,280,689	19,857,799

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Captial Stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2013	-	$-	19,972,317	$19,972	-	$-	$2,776,406	$(5,173,426)	$(2,377,048)

Stock option exchange upon Merger	-	-	1,354,821	1,355	-	-	166,030	-	167,385

Stock issued to previous holders upon Merger	-	-	289,478	289	-	-	80,765	-	81,054

Conversion of Senior Secured 10% Convertible Notes upon Merger	-	-	1,941,553	1,942	-	-	541,693	-	543,635

Issuance of stock to settle liabilities upon Merger	-	-	798,918	799	-	-	222,899	-	223,698

Recapitalization 1/6/14	-	-	17,696,872	17,697	500,000	20,000	1,488,392	-	1,526,089

Sale of NEAU subsidiary	-	-	(5,827,656)	(5,828)	-	-	185,589	-	179,761

Issuance of common stock			161,000	161	(500,000)	(20,000)	44,639		24,800

Issuance of warrants	-	-	-	-	-	-	171,843	-	171,843

Issuance of common stock in private placement, net on June 18, 2014	-	-	2,714,285	2,714	-	-	681,506	-	684,220

Net loss	-	-	-	-	-	-	-	(1,801,478)	(1,801,478)

Balance at June 30, 2014	-	$-	39,101,588	$39,101	-	$-	$6,359,762	$(6,974,904)	$(576,041)

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(1,801,478)	$(715,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,141	6,180
Accretion of debt discount	-	11,313
Stock-based compensation	248,439	66,990
Derivative expense included in financial advisory fees	705,500	-
Non-cash consulting fees	107,064	-
Non-cash interest expense	162,615	-
Changes in operating assets and liabilities:
Accounts receivable	(8,761)	64,255
Inventory	61,314	18,347
Prepaid expenses and other current assets	215,945	42,980
Accounts payable	(256,681)	(66,179)
Accrued expenses	(129,229)	102,146
Other assets	(7,298)	5,576
Net cash used in operating activities	(696,429)	(464,063)

Investing activities:
Decrease in restricted cash	126,075	-
Capitalization of externally developed software	-	(30,000)
Purchase of property and equipment	(36,278)	(5,750)
Net cash provided by (used in) investing activities	89,797	(35,750)

Financing activities:
Proceeds from issuance of common stock in private placement	684,220	-
Repayment of short term debt - related parties	(123,000)	(24,000)
Proceeds from the issuance of Secured 10% Bridge Notes	-	388,687
Proceeds from the issuance of Senior Secured 10% Convertible Notes	-	200,000
Repayment of Senior Secured 10% Convertible Notes	(25,000)	-
Net cash provided by financing activities	536,220	564,687

Net increase (decrease) in cash and cash equivalents	(70,412)	64,874
Cash and cash equivalents, beginning of period	848,059	10,865
Cash and cash equivalents, end of period	$777,647	$75,739

Supplemental cash flow disclosures:
Interest paid	$23,632	$4,753
Common stock issued for payment of Senior Secured 10% Convertible Notes	$425,000	-
Common Stock issued in payment of services	$269,297	-

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2014, and the Current Report on Form 8-K/A (Amendment No. 2) filed with the SEC on June 20, 2014.

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

Accounts Receivable

Accounts receivable are stated at the amount we expect to collect. An allowance for doubtful accounts, sales returns and sales discounts is recorded based on a combination of historical experience and information on customer accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We have historically experienced little, if any, uncollectible receivables and management has determined that no allowance was required at June 30, 2014 and December 31, 2013.

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

Inventory

Inventory consists of raw materials, work in process, and finished goods. Inventory values are stated at the lower of cost or market utilizing a weighted average method. We recognize that technology products such as Dot and Lucy are prone to rapid change and obsolescence. We have an allowance for obsolete inventory of $60,000 as of June 30, 2014. In the event that inventory values are adjusted below cost, we will use the adjusted inventory values to determine a revised lower-cost amount for the relevant portion of the inventory. As necessary, we will establish reserves for potential returns, offset in part by an inventory account consisting of the original cost of these expected returns.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis:

June 30, 2014	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$705,500	$-	$705,500
Total liabilities	$-	$705,500	$-	$705,500

Liabilities measured at fair value on a recurring basis using observable inputs (Level 2):

Derivative
liability
December 31, 2013	$-
Derivative expense included in financial advisory fees	722,500
March 31, 2014	722,500
Derivative income included in financial advisory fees	(17,000)
June 30, 2014	$705,500

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

Note 5 - Short Term Debt – Related Parties

In December of 2011, we entered into an unsecured promissory note of $50,000 to a former board member and investor. This obligation specifies a deferred interest payment that accumulates at $500 per month. For the six months ended June 30, 2014 and 2013, we accrued interest charges of $3,000 and $3,000, respectively.

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

Note 8 – Secured 10% Bridge Notes

During 2013, we issued Secured 10% Bridge Notes (“Bridge Notes”) with an aggregate principal value of $750,000. The Bridge Notes are secured by substantially all of our assets. As of December 31, 2013 and June 30, 2014, $300,000 of the Bridge Notes remained outstanding.

Each of the Bridge Notes provided for warrants to purchase common stock in a future public company. Bridge Notes totaling $450,000 in principal value were granted warrants at a ratio of 1 warrant share for each $5.00 in principal amount. Bridge Notes totaling $300,000 in principal value were granted warrants at a ratio of 1 warrant share for each $2.00 in principal amount. The exercise price of the warrants is $0.32 per share and the warrants are exercisable for five years from the note issuance date. Warrants with respect to 240,000 underlying shares were issued as a result of the issuance of these notes. The warrants were valued using the Black- Scholes model and were valued at approximately $21,000, an amount that was recorded as a debt discount on the date of issuance. The discount was accreted to interest expense over the term of the notes and was fully accreted by December 31, 2013. In connection with these secured bridge notes, we issued additional warrants to purchase 481,428 shares of our common stock to a placement agent at an exercise price of $0.32 per share and exercisable for a period of five years. The warrants were valued using the Black- Scholes model and were valued at $81,843, an amount that was recorded as financial advisory fees in the three months ended March 31, 2014.

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

In addition to the warrants, at the start of each six-month period during the twenty-four month term of this agreement, we agreed to issue to Baytree 100,000 shares of our common stock. If the current market value of these shares is less than $75,000, we will issue to Baytree such number of shares of our common stock necessary to make the value of this fee equal to $75,000 (the current market value for our common stock would be calculated as the average closing price for our common stock for the 30 trading days prior to the payment of this fee). For the six-month period ended July 6, 2014, we owe $75,000 for financial advisory fees at a per share price of $0.28 or 267,858 shares of our common stock. We recorded $33,333 and $37,500 of expense to financial advisory fees during the three months ended March 31, 2014 and June 30, 2014, respectively.

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

The following table summarizes the components of derivative liabilities as of June 30, 2014 and the initial measurement date of January 10, 2014:

	June 30,	January 10,
	2014	2014
Fair value of derivative liability	$705,500	$722,500

Significant assumptions (or ranges):
Trading market value	$0.28	$0.28
Expected term (years)	4.53	5.00
Expected volatility	80.0%	80.0%
Risk-free rate	1.62%	1.64%
Effective Exercise price	$0.32	$0.32

In relation to this derivative liability, we recorded $722,500 of expense to financial advisory fees for the three months ended March 31, 2014 and $17,000 of income to financial advisory fees for the three months ended June 30, 2014.

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

Note 11 – Warrants

As of June 30, 2014, we have outstanding warrants to purchase 8,389,139 shares of our common stock, of which warrants to purchase 7,889,139 shares of common stock have an exercise price of $0.32 per share and warrants to purchase 500,000 shares of common stock have an exercise price of $0.31 per share. These warrants are exercisable for a period of five years.

Note 12 - Stock-Based Compensation

Pursuant to the Merger agreement, all granted and outstanding options of Old Kogeto were cancelled. We do not currently have a stock option plan in effect.

There was no stock-based compensation recorded for the three months ended June 30, 2014. We recorded stock-based compensation of $248,439 for the three months ended March 31, 2014. This includes the net value of $167,385 for the 1,354,821 shares of our common stock issued in the Merger received by holders of all the outstanding options as of December 31, 2013. The net value of $167,385 was calculated by subtracting the cumulative stock-based compensation expense of $211,965 for these outstanding options from the value of the 1,354,821 shares of our common stock at $0.28 per share or $379,350. Also included in stock-based compensation for the three months ended March 31, 2014 is the value of the 289,478 shares of our common stock at $0.28 per share equaling $81,054 that was given to previous holders of stock options.

We recorded stock-based compensation of $33,495 and $33,495 for the three months ended March 31, 2013 and June 30, 2013, respectively, for employees, directors and consultants.

Note 13 – Subsequent Events

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

In connection with our Dot product, we expect to sell Dot in conjunction with the release and marketing efforts associated with the launch of Joey. Upon the successful launch of Joey, we will begin to develop an enhanced version of Dot at the end of this year for sale in 2015. We plan to renew and establish new retail partners as the outlet for Dot sales in 2015.

We have also begun to redesign our corporate website to accentuate both our professional cameras and services and our consumer offerings.

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net Sales

Net sales are comprised of revenue received from the sales of our products and professional video production services net of returns, refunds, discounts and price protection rebates.

For the three months ended June 30, 2014, net sales decreased $40,126 (or 85%) to $7,273 compared to net sales for the three months ended June 30, 2013 of $47,398. The decrease in net sales was a result of significant reductions in sales of our Dot product primarily due to our inability to complete the next generation of our product lines as a result of a lack of financing.

Specifically, sales of our Dot product decreased from $31,276 to $2,189 (or from 1,216 units to 52 units) during the comparable three months ended June 30, 2014 and 2013, a decrease of $29,087 or 93%. Our decrease in sales of our Dot product was due to inadequate funds required to develop an enhanced version with an improved optic, as we believe the market required a release of an improved product in order to maintain or increase sales levels. Sales of our Lucy product decreased from $12,580 to $0 (or from 4 units to 0 units) during the comparable three months ended June 30, 2014 and 2013. We did not sell any Lucy products in the three months ended June 30, 2014 and have only 5 Lucy units in inventory as of June 30, 2014. We have not manufactured any additional Lucy products after the first quarter of 2014, as Joey will replace our Lucy products.

Cost of Sales

Cost of sales includes all of the manufacturing and materials costs of our Dot and Lucy products, plus merchant fees and fulfillment costs excluding freight and costs related to our professional video production services.

Cost of sales for the three months ended June 30, 2014 was $4,034, a decrease of $31,689 (or 89%) from $35,723 for the three months ended June 30, 2013, primarily due to the reduction of net sales in the three months ended June 30, 2014.

Gross Profit

Gross profit (defined as net sales less cost of sales) was $11,675 for the three months ended June 30, 2013 as compared to a gross profit of $3,238 in the three months ended June 30, 2014. The gross profit decreased primarily due to the reduction of net sales in the three months ended June 30, 2014.

Production and Operations Expense

Production and operations expense is primarily comprised of payroll costs associated with coordinating production-related activities (ordering, logistics, quality assurance, etc.) for our Lucy and Dot products, including overseeing and managing relationships with third party manufacturers whose costs are included in cost of sales.

Production and operations expenses decreased $31,964 (or 100%) from $31,964 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. The decrease in production and operations expenses was primarily due to the termination of the employee in the fourth quarter of 2013 due to the reduction in overall costs related to the reduced manufacturing activity, as production of our Dot product was on hold waiting for new versions of the product and production of our Lucy product was at a lower volume due to the lack of financing.

Selling and Marketing Expense

Selling and marketing expense is comprised of payroll costs, commissions, freight and general marketing, promotion, advertising expense and public relations costs.

Selling and marketing expense decreased $38,792 (or 94%) to $2,645 for the three months ended June 30, 2014 from $41,437 in the same period in 2013, as we reduced marketing efforts substantially while we sought additional investor funding and have focused our efforts on development of our next generation products.

Research and Development Expense

Research and development expense is comprised of payroll costs and outside vendor costs for developing new technology (including software, unless considered for capitalization) associated with developing new versions of our products and associated operating software.

For the three months ended June 30, 2014, research and development expense increased $55,087 (or 213%) to $80,962 from $25,875 in 2013, as we increased research and development expenses on the development of software and hardware for our new lower-cost next generation professional-grade 360° panoramic video camera Joey for release this summer.

General and Administrative Expense

General and administrative expenses are primarily comprised of payroll costs, travel and entertainment, insurance, rent, office expenses, legal fees and accounting fees.

For the three months ended June 30, 2014, general and administrative expense increased $20,903 (or 12%) to $195,991 from $175,088 in 2013, as general and administrative expenses increased primarily due to the increase in legal fees in the three months ended June 30, 2014 related to the Merger and the SEC reporting requirements.

Stock-Based Compensation

Stock-based compensation is comprised of the expense associated with the value of share-based payments to employees, selected contractors and board members.

For the three months ended June 30, 2014, stock-based compensation decreased $33,495 to $0 from $33,495 in the same period in 2013 as pursuant to the Merger agreement, all granted and outstanding options of Old Kogeto were cancelled.

Financial Advisory Fees

Financial advisory fees is comprised of the expense associated with business and financial consulting services including the value of the warrants associated with the derivative liability but does not include the expense for professional fees or a chief financial officer which are included in general and administrative expense.

Financial advisory fees were $20,500 for the three months ended June 30, 2014 and $35,000 for the three months ended June 30, 2013. The financial advisory fees in 2014 are related to the expense associated with the agreement with Baytree for financial advisory services and the financial advisory fees in 2013 were for consulting related to the Secured 10% Bridge Notes

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of production and office equipment, as well as amortization of any capitalized software.

For the three months ended June 30, 2014, depreciation and amortization expense was $2,934 as compared to $3,135 for the three months ended June 30, 2013, as depreciation and amortization expense remained relatively the same.

Interest Expense

For the three months ended June 30, 2014, interest expense decreased $13,301 to $9,035 from $22,336 during the same period in 2013 primarily due to the Senior Secured 10% Convertible Notes being repaid.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net Sales

Net sales are comprised of revenue received from the sales of our products and services net of returns, refunds, discounts and price protection rebates.

For the six months ended June 30, 2014, net sales decreased $103,081 (or 27%) to $273,527 compared to net sales for the six months ended June 30, 2013 of $376,608. The decrease in net sales was a result of significant reductions in sales of our Dot product primarily due to our inability to complete the next generation of our product lines as a result of a lack of financing.

Specifically, sales of our Dot product decreased from $170,864 to $12,386 (or from 7,066 units to 411 units) during the comparable six months ended June 30, 2014 and 2013, a decrease of $158,478 or 93%. Our decrease in sales of our Dot product was due to inadequate funds required to develop an enhanced version with an improved optic, as we believe the market required a release of an improved product in order to maintain or increase sales levels. Sales of our Lucy product increased from $235,830 to $242,698 (or from 55 units to 60 units) during the comparable six months ended June 30, 2014 and 2013, an increase of $6,868. Sales of our Lucy product remained relatively the same during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the financing in connection with the Merger to finance production of product to fill an outstanding order of the Lucy product in the first quarter of 2014.

Cost of Sales

Cost of sales includes all of the manufacturing and materials costs of our Dot and Lucy products, plus merchant fees and fulfillment costs excluding freight and costs related to our professional video production services.

Cost of sales for the six months ended June 30, 2014 was $321,085, a decrease of $23,465 (or 7%) from $344,550 for the six months ended June 30, 2013, primarily due to an allowance for obsolete inventory of $60,000 recorded in the six months ended June 30, 2014.

Gross Profit

Gross profit (defined as net sales less cost of sales) was $32,058 for the six months ended June 30, 2013 as compared to a gross loss of $47,558 in the six months ended June 30, 2014. The gross margin for both the Lucy and Dot products were minimal before taking into account the allowance for obsolete inventory of $60,000, which is primarily due to the sales discounts given.

Production and Operations Expense

Production and operations expense is primarily comprised of payroll costs associated with coordinating production-related activities (ordering, logistics, quality assurance, etc.) for our Lucy and Dot products, including overseeing and managing relationships with third party manufacturers whose costs are included in cost of sales.

Production and operations expenses decreased $64,973 (or 100%) from $64,973 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. The decrease in production and operations expenses was primarily due to the termination of the employee in the fourth quarter of 2013 due to the reduction in overall costs related to the reduced manufacturing activity, as production of our Dot product was on hold waiting for new versions of the product and production of our Lucy product was at a lower volume due to the lack of financing.

Selling and Marketing Expense

Selling and marketing expense is comprised of payroll costs, commissions, freight and general marketing, promotion, advertising expense and public relations costs.

Selling and marketing expense decreased $84,529 (or 91%) to $7,969 for the six months ended June 30, 2014 from $92,498 in the same period in 2013, as we reduced marketing efforts substantially while we sought additional investor funding and have focused our efforts on development of our next generation products.

Research and Development Expense

Research and development expense is comprised of payroll costs and outside vendor costs for developing new technology (including software, unless considered for capitalization) associated with developing new versions of our products and associated operating software.

For the six months ended June 30, 2014, research and development expense increased $59,755 (or 123%) to $108,514 from $48,759 in 2013, as we increased research and development expenses on the development of software and hardware for our new lower-cost next generation professional-grade 360° panoramic video camera Joey for release this summer.

General and Administrative Expense

General and administrative expenses are primarily comprised of payroll costs, travel and entertainment, insurance, rent, office expenses, legal fees and accounting fees.

For the six months ended June 30, 2014, general and administrative expense decreased $70,633 (or 18%) to $323,345 from $393,978 in 2013, as general and administrative expenses were reduced due to the reduction of an administrative employee, the decrease in accounting consulting fees and the decrease in health insurance and office expenses with the decrease in overall headcount offset by the increase in legal fees related to the Merger and the SEC reporting requirements.

Stock-Based Compensation

Stock-based compensation is comprised of the expense associated with the value of share-based payments to employees, selected contractors and board members.

For the six months ended June 30, 2014, stock-based compensation increased $181,449 to $248,439 from $66,990 in the same period in 2013 as holders of stock options received shares of our common stock in the Merger valued at a net value of $167,385, which was included in stock-based compensation for the six months ended June 30, 2014. Also, previous holders of stock options received shares of our common stock in the Merger valued at $81,054, which was included in stock-based compensation for the six months ended June 30, 2014.

Financial Advisory Fees

Financial advisory fees is comprised of the expense associated with business and financial consulting services including the value of the warrants associated with the derivative liability but does not include the expense for professional fees or a chief financial officer which are included in general and administrative expense.

Financial advisory fees were $882,976 for the six months ended June 30, 2014 and $35,000 for the six months ended June 30, 2013 primarily related to the expense associated with the agreement with Baytree for financial advisory services in 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of production and office equipment, as well as amortization of any capitalized software.

For the six months ended June 30, 2014, depreciation and amortization expense was $6,141 as compared to $6,180 for the six months ended June 30, 2013, as depreciation and amortization expense remained relatively the same.

Other (Income) Expense

For the six months ended June 30, 2014, other income increased $6,592 to $7,695 from other income of $1,103 for the six months ended June 30, 2013 primarily for the reversal of some old vendor invoices.

Interest Expense

For the six months ended June 30, 2014, interest expense increased $143,777 to $184,231 from $40,454 during the same period in 2013 as we issued warrants to purchase 500,000 shares of our common stock valued at $90,000 and 258,927 shares of our common stock for foregone warrants valued at $72,615 to Senior Secured 10% Convertible Note holders upon the conversion of the notes and as part of the Merger, which was included in interest expense for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, the consolidated balance sheets reflected a cash balance of $777,647, negative working capital of $68,745 excluding the derivative liability of $705,500, and an accumulated deficit of $6,969,904. Management believes that it does not currently have sufficient cash to execute its operating plan but believes that we will be successful in obtaining sufficient financing to execute its operating plan. However, no assurance can be provided that we will secure additional financing or be able to achieve and sustain a profitable level of operations. To the extent that we are unsuccessful in our plan, management may find it necessary to contemplate the sale of assets and/or curtail operations.

At June 30, 2014, we had outstanding loans in the amount of approximately $350,000. The Bridge Notes totaling $300,000 are secured by security interests in substantially all of our assets. On July 3, 2014, we repaid $150,000 of principal value of the outstanding $300,000 of Bridge Notes.

Net cash used in operating activities

Net cash used in operating activities was approximately $696,000 for the six months ended June 30, 2014, compared to approximately $464,000 for the same period in 2013. The $232,000 increase was primarily due to the reduction of accounts payable and accrued expenses upon receiving the cash from the advance related to the Merger.

Net cash provided by (used in) investing activities

Net cash provided by investing activities amounted to $89,797 for the six months ended June 30, 2014, compared to net cash used in investing activities of approximately $35,750 for six months ended June 30, 2013. The increase of $125,547 in cash provided was primarily a result of a decrease in restricted cash of $126,075.

Net cash (used in) provided by financing activities

Net cash provided by financing activities was $536,220 for the six months ended June 30, 2014 compared to net cash provided by financing activities of $564,687 for the six months ended June 30, 2013. The net cash provided by financing activities for the six months ended June 30, 2014 included the net proceeds from the private placement of $684,220 offset by the repayment of short term debt – related parties of $123,000 and the repayment of Senior Secured 10% Convertible Notes of $25,000. The cash provided by financing activities for the six months ended June 30, 2013 includes the proceeds of $388,687 from the issuance of Secured 10% Bridge Notes and the proceeds of $200,000 from the issuance of Senior Secured 10% Convertible Notes offset by the repayment of short term debt – related parties of $24,000.

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

There were changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 1, 2014, John P. Clark was appointed to be the chief financial officer of the Company. Mr. Clark has extensive experience working with global, growth-oriented technology companies, primarily leading SEC financial reporting and internal accounting functions. In connection with this appointment, Steven Adler resigned as the Company’s chief financial officer.

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

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $1,801,478 and $1,305,855 for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively, and had an accumulated deficit of $6,974,904 as of June 30, 2014. In order to reach our business growth objectives, we expect to incur significant sales, marketing, product development and other operating and capital costs, including costs associated with the expansion of our personnel and facilities. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. There can be no assurance that we will be successful in generating and increasing our revenues or that we can achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

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

The foregoing issuances of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 – EXHIBITS

2.1	Agreement and Plan of Merger, dated as of March 17, 2013, among Northeast Automotive Holdings, Inc., Kogeto Acquisition Corp. and Kogeto, Inc. (6)

3.1	Articles of Incorporation of Northeast Automotive Holdings, Inc., filed with Nevada Secretary of State on October 12, 2007. (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Super Preferred Stock of Northeast Automotive Holdings, Inc., filed with Nevada Secretary of Stock on April 24, 2008. (8)

3.3	Articles of Merger of Northeast Automotive Holdings, Inc. (with the effect of changing corporate name to Kogeto, Inc.), filed with Nevada Secretary of State on February 4, 2014. (6)

3.4	By-laws of Kogeto, Inc. (1)

4.1	Form of Warrant to Purchase Common Stock issued by Kogeto, Inc. to investors in the December 2013 private placement. (2)

4.2	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to placement agents in connection with the December 2013 private placement. (6)

4.3	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to former holders of secured bridge notes. (6)

4.4	Form of Warrant to Purchase Common Stock, dated January 10, 2014, issued by Kogeto, Inc. to former holders of senior secured convertible notes. (6)

4.5	Warrant to Purchase Common Stock, dated January 10, 2014 issued by Kogeto, Inc. to Baytree Capital Partners LLC per the Financial Advisory Agreement dated December 30, 2013. (6)

4.6	Form of Warrant to Purchase Common Stock of Kogeto, Inc. for each investor. (7)

10.1	Securities Purchase Agreement, dated as of December 31, 2013, among Kogeto, Inc. and investors in the December 2013 private placement. (2)

10.2	Agreement with Advent Tool & Mold, Inc. (3)

10.3	Manufacturing and Supply Agreement with Apollo Optical Systems, Inc. (3)

10.4	Distributor Agreement with Kacmaz Entertainment. (3)

10.5	Master Business Client Agreement with Navarre Logistical Systems, Inc. (3)

10.6	Distribution Agreement with Dr. Bott. (3)

10.7	Contract for Services with Colorado Legacy Foundation. (3)

10.8	Supplier Agreement with TeachScape. (3)

10.9	Second Amendment to Supplier Agreement with TeachScape. (3)

10.10	Third Amendment to Supplier Agreement with TeachScape. (3)

10.11	Employment Agreement, dated January 6, 2014, between Kogeto, Inc. and Jeff Glasse. (6)

10.12	Employment Agreement, dated April 7, 2014, between Kogeto, Inc. and John P. Clark. (4)

10.13	Subsidiary Purchase Agreement, dated January 14, 2014, among Northeast Automotive Holdings, Inc. and William Solko. (6)

10.14	Financial Advisory Agreement, dated December 30, 2013, between Kogeto, Inc. (formerly Northeast Automotive Holdings, Inc.) and Baytree Capital Partners LLC. (6)

10.15	Form of Securities Purchase Agreement with Kogeto, Inc. for each investor. (7)

31.1*	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.1**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Information Statement on Schedule 14C filed with the SEC on November 8, 2007.

(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2014.

(3)	Previously filed with Amendment No. 1 to this Current Report on Form 8-K filed with the SEC on April 14, 2014.

(4)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 8, 2014.

(5)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on April 14, 2008.

(6)	Incorporated by reference to Annual Report on Form 10-K filed with the SEC on May 27, 2014.

(7)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 24, 2014.

(8)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on May 2, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kogeto, Inc. a Nevada corporation

August 18, 2014	By:	/s/ Jeff Glasse
Jeff Glasse Founder, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John P. Clark
John P. Clark Chief Financial Officer (Principal Financial and Accounting Officer)

