Form 10-Q
period 2014-09-30
KOGETO, INC.
filed 2014-11-14
CIK 1361955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 41,061,208 shares of our common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

KOGETO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$383,717	$848,059
Restricted cash	-	126,075
Accounts receivable	36,025	23,280
Inventory	67,574	131,810
Prepaid expenses and other current assets	142,748	304,783
Total current assets	630,064	1,434,007

Other assets	12,915	5,617
Capitalized software	141,900	141,900
Property and equipment, net	45,521	18,252
Total assets	$830,400	$1,599,776

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$329,317	$676,356
Accrued expenses	129,581	657,618
Loan from Northeast Automotive Holdings (NEAU)	-	1,719,850
Short term debt - related parties	50,000	173,000
Secured 10% Bridge Notes	-	300,000
Derivative liability	688,500	-
Senior Secured 10% Convertible Notes	-	450,000
Total current liabilities	1,197,398	3,976,824

Stockholders' deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,061,208 and 19,972,317 shares issued and outstanding, respectively	41,061	19,972
Additional paid-in capital	6,882,979	2,776,406
Accumulated deficit	(7,291,038)	(5,173,426)
Total stockholders' deficit	(366,998)	(2,377,048)
Total liabilities and stockholders' deficit	$830,400	$1,599,776

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net sales	$13,980	$60,124	$287,507	$436,732
Cost of sales	5,406	35,470	326,491	380,020
Gross profit (loss)	8,574	24,654	(38,984)	56,712

Operating expenses:
Production and operations	-	31,531	-	96,504
Selling and marketing	55,780	25,797	63,749	118,295
Research and development	50,877	49,101	159,391	97,860
General and administrative	191,838	117,427	515,183	511,405
Stock-based compensation	-	33,497	248,439	100,487
Financial advisory fees	19,459	40,000	902,435	75,000
Depreciation and amortization	2,868	3,314	9,009	9,494
Total operating expenses	320,822	300,667	1,898,206	1,009,045

Loss from operations	(312,248)	(276,013)	(1,937,190)	(952,333)

Other expense (income)	(541)	-	(8,236)	(1,103)
Change in fair value of derivative liability	(17,000)	-	(17,000)	-
Interest expense	21,427	41,516	205,658	81,970
Net loss attributable to common stockholders	$(316,134)	$(317,529)	$(2,117,612)	$(1,033,200)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.05)
Basic and diluted weighted average common shares outstanding	40,001,383	19,972,317	37,534,549	19,896,391

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Captial Stock to be issued
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at December 31, 2013	-	$-	19,972,317	$19,972	-	$-	$2,776,406	$(5,173,426)	$(2,377,048)

Stock option exchange upon Merger	-	-	1,354,821	1,355	-	-	166,030	-	167,385

Stock issued to previous holders upon Merger	-	-	289,478	289	-	-	80,765	-	81,054

Conversion of Senior Secured 10% Convertible Notes upon Merger	-	-	1,941,553	1,942	-	-	541,693	-	543,635

Issuance of stock to settle liabilities upon Merger	-	-	798,918	799	-	-	222,899	-	223,698

Recapitalization 1/6/14	-	-	17,696,872	17,697	500,000	20,000	1,488,392	-	1,526,089

Sale of NEAU subsidiary	-	-	(5,827,656)	(5,828)	-	-	185,589	-	179,761

Issuance of common stock			545,620	546	(500,000)	(20,000)	151,947		132,493

Issuance of warrants	-	-	-	-	-	-	189,143	-	189,143

Issuance of common stock in private placement, net	-	-	4,289,285	4,289	-	-	1,080,115	-	1,084,404

Net loss	-	-	-	-	-	-	-	(2,117,612)	(2,117.612)

Balance at September 30, 2014	-	$-	41,061,208	$41,061	-	$-	$6,882,979	$(7,291,038)	$(366,998)

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(2,117,612)	$(1,033,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,009	9,494
Allowance for sales returns	-	5,291
Accretion of debt discount	-	7,495
Stock-based compensation	248,439	100,487
Change in fair value of derivative liability	(17,000)	-
Derivative expense included in financial advisory fees	705,500	-
Non-cash consulting fees	196,935	-
Non-cash interest expense	179,915	-
Changes in operating assets and liabilities:
Accounts receivable	(12,745)	50,828
Inventory	64,236	48,858
Prepaid expenses and other current assets	179,857	(99,740)
Accounts payable	(347,039)	(37,345)
Accrued expenses	(272,740)	194,189
Other assets	(7,298)	(510)
Net cash used in operating activities	(1,190,543)	(754,153)

Investing activities:
Decrease in restricted cash	126,075	-
Capitalization of externally developed software	-	(165,900)
Purchase of property and equipment	(36,278)	(5,095)
Net cash provided by (used in) investing activities	89,797	(170,995)

Financing activities:
Proceeds from issuance of common stock in private placement	934,404	-
Repayment of short term debt - related parties	(123,000)	(24,000)
Proceeds from the issuance of Secured 10% Bridge Notes	-	750,000
Repayment of Secured 10% Bridge Notes	(150,000)	-
Proceeds from the issuance of Senior Secured 10% Convertible Notes	-	200,000
Repayment of Senior Secured 10% Convertible Notes	(25,000)	-
Net cash provided by financing activities	636,404	926,000

Net increase (decrease) in cash and cash equivalents	(464,342)	852
Cash and cash equivalents, beginning of period	848,059	10,865
Cash and cash equivalents, end of period	$383,717	$11,717

Supplemental cash flow disclosures:
Interest paid	$49,361	$14,312
Common stock issued for payment of Secured 10% Bridge Notes	$150,000	-
Common stock issued for payment of Senior Secured 10% Convertible Notes	$425,000	-
Common Stock issued in payment of services	$269,297	-

See accompanying notes to the unaudited consolidated financial statements.

KOGETO, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Merger

On January 6, 2014, Kogeto, Inc., a Nevada corporation (formerly Northeast Automotive Holdings, Inc.) (“we,” “us,” “our,” the “Company” or “Kogeto”) completed a “reverse merger” transaction (the “Merger”), in which Kogeto Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“Merger Sub”), merged with and into Kogeto Technologies, Inc., a Delaware corporation (formerly Kogeto, Inc.) (“Kogeto Tech”). As a result of the Merger, Kogeto Tech became our wholly-owned subsidiary, with Kogeto Tech’s former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware corporate law and pursuant to an Agreement and Plan of Merger, dated as of March 17, 2013 (the “Merger Agreement”), as discussed below. On December 31, 2013, in anticipation of closing the Merger, we also completed a private placement of 7,142,855 shares or our common stock at $0.28 per share and warrants to purchase an additional 1,428,570 shares of our common stock to accredited investors for gross proceeds of $2,000,000, and received net proceeds of $1,719,850 at the closing of the private placement, inclusive of the conversion of $450,000 in bridge financing. The warrants have an exercise price of $0.32 per shares and a term of five years. In connection with the Private Placement, we issued warrants to the placement agents to purchase 685,713 shares of common stock with an exercise price of $0.32 per share exercisable for a period of 5 years.

Pursuant to the Merger Agreement, at closing, we issued 24,357,087 shares of our common stock to the former stockholders of Kogeto Tech, representing 68% of our outstanding common stock following the Merger and private placement (inclusive of 7,142,855 shares of common stock sold in the private placement), in exchange for 100% of the outstanding shares of Kogeto Tech common stock. Included in the 24,357,087 shares of our common stock issued in the Merger were 10,040,223 shares of our common stock issued to the holders of 3,916,655 shares of Series A preferred stock of Kogeto Tech and 9,932,094 shares of our common stock issued to the holders of 7,284,000 shares of common stock of Kogeto Tech.

As part of the transaction, we also acquired all of the outstanding membership interests of Kogeto Lucy, LLC, an entity that owned certain intellectual property associated with Kogeto Tech’s products, from Jeff Glasse, its sole member, in exchange for the issuance of 1,000 newly-issued shares of our common stock.

Subsequent to completion of the Merger, on or about January 14, 2014, pursuant to the terms of a Subsidiary Purchase Agreement, we sold all of the outstanding shares of our subsidiary, Northeast Automotive Acceptance Corp., through which we had previously conducted our business, to the former Chief Executive Officer of our company, in exchange for the return and cancellation of 5,827,656 shares of our common stock that he owned.

The Merger is being accounted for as a “reverse merger,” since the stockholders of Kogeto Tech own a majority of the outstanding shares of our common stock immediately following the Merger. Kogeto Tech is deemed to be the acquirer in the Merger and, consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements will be those of Kogeto Tech and will be recorded at the historical cost basis of Kogeto Tech. In order to reflect the change in capitalization, earnings per share was recast for all historical periods to reflect the exchange ratio.

Note 2 – Business and Basis of Presentation

Principles of consolidation

The accompanying interim consolidated financial statements of Kogeto, Inc. include the accounts of its wholly-owned subsidiaries, Kogeto Technologies, Inc. and Kogeto Lucy, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

Nature of Business

Kogeto, Inc. provides integrated hardware, software and web services to deliver 360° panoramic video to consumers and businesses. Our products are the consumer-grade Dot® and the professional-grade LucyTM. Dot® is a 360° panoramic video lens which attaches to Apple’s iPhone 4, 4s, 5 and 5s via a proprietary bracket. LucyTM is our professional-grade 360° panoramic video camera. In addition, we provide professional video production services for 360° panoramic video. In 2014, production of our Lucy product was discontinued and will be replaced by Jo, our new lower-cost next generation professional-grade 360° panoramic video camera and production of our Dot product has been discontinued and is waiting for the development of an enhanced version of this product after we have successfully launched Jo. Jo is in the final stages of hardware and software development for production in December 2014 and is expected to be shipping in the first quarter of 2015.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period or other future year. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2014, and the Current Report on Form 8-K/A (Amendment No. 4) filed with the SEC on October 7, 2014.

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

On August 27, 2014, we completed the closing of a private placement to accredited investors of 1,575,000 shares of our common stock, at a purchase price of $0.28 per share, for gross proceeds of $441,000. The net proceeds from the private placement will be used by us for capital expenditure requirements and for working capital and other general corporate purposes. Management believes that it will be successful in obtaining sufficient financing to execute its operating plan. However, no assurance can be provided that we will secure additional financing or be able to achieve and sustain a profitable level of operations. To the extent that we are unsuccessful in our plan, management may find it necessary to contemplate the sale of assets and/or curtail operations.

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

Accounts Receivable

Accounts receivable are stated at the amount we expect to collect. An allowance for doubtful accounts, sales returns and sales discounts is recorded based on a combination of historical experience and information on customer accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We have historically experienced little, if any, uncollectible receivables and management has determined that no allowance was required at September 30, 2014 and December 31, 2013.

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

Inventory

Inventory consists of raw materials, work in process, and finished goods. Inventory values are stated at the lower of cost or market utilizing a weighted average method. We recognize that technology products such as Dot and Lucy are prone to rapid change and obsolescence. We have an allowance for obsolete inventory of $60,000 as of September 30, 2014. In the event that inventory values are adjusted below cost, we will use the adjusted inventory values to determine a revised lower-cost amount for the relevant portion of the inventory. As necessary, we will establish reserves for potential returns, offset in part by an inventory account consisting of the original cost of these expected returns.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling and marketing expenses.

Capitalized Software Development Costs

During 2013, we incurred costs for the development of software associated with launching Dot for the Android mobile operating system and will also serve as the basis for our forthcoming professional-grade camera Jo. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a detailed working program design or a working model, through the point in time that the product is available for general release to customers.

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

Research and Development Costs

Software development costs for our proprietary Dot, Lucy and Jo camera systems that do not meet the criteria for capitalization, as well as research and development costs associated with the Jo hardware and Dot lens and bracket, are expensed as incurred.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis:

September 30, 2014	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$688,500	$-	$688,500

Liabilities measured at fair value on a recurring basis using observable inputs (Level 2):

Derivative
Liability
December 31, 2013	$-
Derivative expense included in financial advisory fees	722,500
March 31, 2014	722,500
Derivative income included in financial advisory fees	(17,000)
June 30, 2014	705,500
Change in fair value of derivative liability included in interest expense	(17,000)
September 30, 2014	$688,500

We used the following key inputs and assumptions; the trading market value is based on the purchase price of $0.28 per share of our common stock in the private placements on December 31, 2013, June 18, 2014 and August 27, 2014 due to the limited trading in our common stock, the exercise price of the warrants of $0.32, the expected volatility of 80% is based on an analysis of historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options, the expected term is based on the remaining term per the agreement and the risk-free rate is based on the rate of U.S. treasury securities with the same term.

Note 5 - Short Term Debt – Related Parties

In December of 2011, we entered into an unsecured promissory note of $50,000 to a former board member and investor. This obligation specifies a deferred interest payment that accumulates at $500 per month. For each of the nine months ended September 30, 2014 and 2013, we accrued interest charges of $4,500.

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

Note 6 – Loan from Northeast Automotive Holdings (NEAU)

On December 31, 2013, in anticipation of the Merger, Kogeto Tech and Kogeto Lucy, LLC were advanced an aggregate total of $1,719,850 to be used for ongoing obligations and retiring certain obligations. Included in this total is the cancellation of $450,000 of our Secured 10% Bridge Notes for four investors in the private placement on December 31, 2013. The unsecured loan was non-interest bearing and was retired on January 6, 2014 as part of the Merger.

Note 7 - Senior Secured 10% Convertible Notes

As of September 30, 2014 and December 31, 2013, the Senior Secured 10% Convertible Notes outstanding were $0 and $450,000, respectively.

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

The original conversion terms for noteholders of the Senior Secured 10% Convertible Notes issued during 2012 ($250,000 of principal outstanding at December 31, 2013) allowed conversion at the option of the noteholder, either into shares of Kogeto Tech newly-designated Series B preferred stock (if issued and available) or, alternatively, into Kogeto Tech Series A preferred stock at the Series A preferred stock issue price of $0.60 per share. As part of the Merger, the outstanding notes (including accrued interest and the value of the foregone warrants) were converted into 1,156,789 shares of our common stock at a per share price of $0.28. In addition, this group of noteholders received warrants to purchase 297,903 shares of our common stock at an exercise price of $0.31 per share exercisable for a period of five years, valued at $0.18 per share or $53,623 using the Black-Scholes model and were included in interest expense during the three months ended March 31, 2014.

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

Note 8 – Secured 10% Bridge Notes

During 2013, we issued Secured 10% Bridge Notes (“Bridge Notes”) with an aggregate principal value of $750,000. The Bridge Notes were secured by substantially all of our assets. As of September 30, 2014 and December 31, 2013, the Bridge Notes outstanding was $0 and $300,000, respectively.

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

On August 27, 2014, Bridge Notes totaling $150,000 were cancelled and included in the private placement for one investor at a per share conversion price of $0.28. In September 2014, all accrued and payable interest on the Bridge Notes outstanding was paid.

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

In addition to the warrants, at the start of each six-month period during the twenty-four month term of this agreement, we agreed to issue to Baytree 100,000 shares of our common stock. If the current market value of these shares is less than $75,000, we will issue to Baytree such number of shares of our common stock necessary to make the value of this fee equal to $75,000 (the current market value for our common stock would be calculated as the average closing price for our common stock for the 30 trading days prior to the payment of this fee). On July 17, 2014, we issued 384,620 shares of our common stock pursuant to this provision of the financial advisory agreement with Baytree for the six-month periods ended July 6, 2014 and January 6, 2015. For the six-month period ended July 6, 2014, we issued 267,858 shares of our common stock based on the agreed share price of $0.28 or $75,000. For the six-month period ended January 6, 2015, we issued 116,762 shares of our common stock in advance based on the current market value calculation per the agreement of $0.64 per share but these shares were valued for accounting purposes at $0.28 per share, based on the purchase price of $0.28 per share for our latest private placements due to the limited trading in our common stock, or $32,693. We recorded $19,459 and $90,292 of expense to financial advisory fees related to this provision during the three and nine months ended September 30, 2014, respectively.

Based on the clause in the warrants to purchase 4,250,000 that provides exercise price protection, these warrants are not considered to be indexed to our stock and therefore are considered a derivative financial instrument that should be recorded as a derivative liability. We estimate the fair value of the derivative liability using the Black-Scholes model. In applying the Black-Scholes model, we used the following key inputs and assumptions; the trading market value is based on the purchase price of $0.28 per share of our common stock in the private placements on December 31, 2013, June 18, 2014 and August 27, 2014 due to the limited trading in our common stock, the exercise price of the warrants of $0.32, the expected volatility of 80% is based on an analysis of historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options, the expected term is based on the remaining term per the agreement and the risk-free rate is based on the rate of U.S. treasury securities with the same term.

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

The following table summarizes the components of derivative liabilities as of September 30, 2014 and the initial measurement date of January 10, 2014:

	September 30,	January 10,
	2014	2014
Fair value of derivative liability	$688,500	$722,500

Significant assumptions (or ranges):
Trading market value	$0.28	$0.28
Expected term (years)	4.28	5.00
Expected volatility	80.0%	80.0%
Risk-free rate	1.52%	1.64%
Effective Exercise price	$0.32	$0.32

In relation to this derivative liability, we recorded $722,500 of expense to financial advisory fees for the three months ended March 31, 2014, $17,000 of income to financial advisory fees for the three months ended June 30, 2014 and $17,000 of income to change in fair market value of derivative liability for the three months ended September 30, 2014.

Note 10 - Stockholders’ Equity

Pursuant to the Merger Agreement, at closing, we issued 24,357,087 shares of our common stock to the former stockholders of Kogeto Tech in exchange for 100% of the outstanding shares of Kogeto Tech common stock.

Included in the 24,357,087 shares of our common stock issued in the Merger were 10,040,223 shares of our common stock issued to the holders of 3,916,655 shares of Series A preferred stock of Kogeto Tech.

Included in the 24,357,087 shares of our common stock issued in the Merger were 9,932,094 shares of our common stock issued to the holders of 7,284,000 shares of common stock of Kogeto Tech.

Included in the 24,357,087 shares of our common stock issued in the Merger were 1,354,821 shares of our common stock issued to the holders of stock options of Kogeto Tech. We recorded $167,385 of stock-based compensation as of the date of the Merger in relation to these shares, as the shares were valued at $379,350 based on $0.28 per share, less the amount previously recorded as stock-based compensation in prior years of $211,965 for these stock options.

Included in the 24,357,087 shares of our common stock issued in the Merger were 289,478 shares of our common stock issued to previous holders of stock options of Kogeto Tech. We recorded $81,054 of stock-based compensation as of the date of the Merger in relation to these shares, as the shares were valued at $0.28 per share.

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

Included in the 24,357,087 shares of our common stock issued in the Merger were 798,918 shares of our common stock issued to settle liabilities in accrued expenses of Kogeto Tech of $223,698 at a per share price of $0.28.

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

On June 18, 2014, we completed an initial closing of a private placement to four accredited investors of 2,714,285 shares of our Common Stock at a purchase price of $0.28 per share, for gross proceeds of $760,000. The investors in the private placement also received five-year warrants to purchase up to 542,857 shares of our Common Stock, at an exercise price of $0.32 per share. The placement agents in the private placement received cash commissions of $60,800 and five-year warrants with a cashless exercise provision to purchase 260,571 shares of our Common Stock at $0.32 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used to develop and launch our next round of products, repay outstanding bridge notes and for working capital and other general corporate purposes.

On August 27, 2014, we completed a closing of a private placement to six accredited investors of 1,575,000 shares of our Common Stock at a purchase price of $0.28 per share, for gross proceeds of $441,000. The gross proceeds of the private placement included the conversion of $150,000 in bridge financing. The investors in the private placement also received five-year warrants to purchase up to 315,000 shares of our Common Stock, at an exercise price of $0.32 per share. As part of the conversion of $150,000 in bridge financing, the investor was issued an additional five-year warrant to purchase up to an aggregate of 100,000 shares of our Common Stock at an exercise price of $0.32, valued at $0.17 per share or $17,300 using the Black-Scholes model and were included in interest expense in the three months ended September 31, 2014. The placement agents in the private placement received cash commissions of $35,280 and five-year warrants with a cashless exercise provision to purchase 151,200 shares of our Common Stock at $0.32 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used to develop and launch our next round of products, for working capital and other general corporate purposes.

On July 17, 2014, we issued 384,620 shares of our common stock pursuant to the financial advisory agreement with Baytree, of which 267,858 shares of our common stock was for the six-month period ended July 6, 2014 and 116,762 shares of our common stock was for the six-month period ended January 5, 2015.

Note 11 – Warrants

As of September 30, 2014, we have outstanding warrants to purchase 8,955,339 shares of our common stock, of which warrants to purchase 8,455,339 shares of common stock have an exercise price of $0.32 per share and warrants to purchase 500,000 shares of common stock have an exercise price of $0.31 per share. These warrants are exercisable for a period of five years.

Note 12 - Stock-Based Compensation

Pursuant to the Merger agreement, all granted and outstanding options of Kogeto Tech were cancelled. We do not currently have a stock option plan in effect.

There was no stock-based compensation recorded for the three months ended June 30, 2014 and September 30, 2014, respectively. We recorded stock-based compensation of $248,439 for the three months ended March 31, 2014. This includes the net value of $167,385 for the 1,354,821 shares of our common stock issued in the Merger received by holders of all the outstanding options as of December 31, 2013. The net value of $167,385 was calculated by subtracting the cumulative stock-based compensation expense of $211,965 for these outstanding options from the value of the 1,354,821 shares of our common stock at $0.28 per share or $379,350. Also included in stock-based compensation for the three months ended March 31, 2014 is the value of the 289,478 shares of our common stock at $0.28 per share equaling $81,054 that was given to previous holders of stock options.

We recorded stock-based compensation of $33,496 and $100,486 for the three and nine months ended September 30, 2013, respectively, for employees, directors and consultants.

Note 13 – Subsequent Events

In October 2014, we successfully launched our Kickstarter campaign yielding approximately $75,000 including orders for 81 units of Jo. The orders of Jo are expected to be shipped to the buyers in the first quarter of 2015 with revenue for these presales expected to be recorded upon shipment.

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

Nature of Business

We provide integrated hardware, software and web services to deliver 360° panoramic video to consumers and businesses. Our products are the consumer-grade Dot® and the professional-grade LucyTM. Dot® is a 360° panoramic video lens which attaches to Apple’s iPhone 4, 4S and 5 via a proprietary bracket. LucyTM is our professional-grade 360° panoramic video camera. In addition, we provide professional video production services for 360° panoramic video. In 2014, production of our Lucy product was discontinued and will be replaced by Jo, our new lower-cost next generation professional-grade 360° panoramic video camera and production of our Dot product has been discontinued and is waiting for the development of an enhanced version of this product after we have successfully launched Jo. Jo is in the final stages of hardware and software development for production in December 2014 and is expected to be shipping in the first quarter of 2015.

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

From a product development standpoint, we are focusing our efforts on the completion of the development of Jo hardware and software for production in the first quarter of 2015 including the J-Drive. J-Drive is our integrated storage solution that attaches directly beneath the Jo allowing mounting of Jo+J-Drive on a standard tripod mount.

Our strategy is focused on launching Jo, renewing and establishing new strategic partners to the education market and new vertical markets including video production, security, robotics, military, small to medium sized business video conferencing and embedded systems. To date, we have sold our Lucy products as our professional-grade video cameras primarily to the education market. We have not manufactured any additional Lucy products after the first quarter of 2014, as Jo will replace our Lucy products.

In October 2014, we successfully launched our Kickstarter campaign yielding approximately $75,000 including orders for 81 units of Jo. The orders of Jo are expected to be shipped to the buyers in the first quarter of 2015 with revenue for these presales expected to be recorded upon shipment.

We have recently commenced providing video production services to third parties utilizing our 360º video capture systems, software and web services. Although these projects produced only a small amount of revenue, they opened the door for us to provide similar services to other companies. Toward this end, we have recently partnered with Macronym, a multi-media agency, studio and technology integrator in the Los Angeles area, to pursue larger scale engagements like this with established media and advertising companies. We intend to expand this high margin, low cost aspect of our business as we invest in further developing our technology.

We are continuing to sell Dot, the world’s smallest panoramic video lens for the iPhone 4, 4s, 5 or 5s but have discontinued manufacturing this product. After the successful launch of Jo, we will begin to develop an enhanced version of Dot at the end of this year for sale later in 2015. We plan to renew and establish new retail partners as the outlet for Dot sales in 2015.

We redesigned our corporate website to shift focus from our consumer offerings to our professional cameras.

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Sales

Net sales are comprised of revenue received from the sales of our products and professional video production services net of returns, refunds, discounts and price protection rebates.

For the three months ended September 30, 2014, net sales decreased $46,144 (or 77%) to $13,980 compared to net sales for the three months ended September 30, 2013 of $60,124. The decrease in net sales was a result of significant reductions in sales of our Dot product primarily due to our inability to complete the next generation of our product lines as a result of a lack of financing in 2013. In 2014, production of our Lucy product was discontinued and will be replaced by Jo, our next generation professional-grade 360° panoramic video camera and production of our Dot product has been discontinued and is waiting for the development of an enhanced version of this product after we have successfully launched Jo.

Specifically, sales of our Dot product decreased from $38,669 to $1,685 (or from 2,169 units to 43 units) during the comparable three months ended September 30, 2014 and 2013, a decrease of $36,984 or 96%. Our decrease in sales of our Dot product was due to inadequate funds required to develop an enhanced version with an improved optic, as we believe the market required a release of an improved product in order to maintain or increase sales levels. Sales of our Lucy product remained the same at $3,125 (or 1 unit) during the comparable three months ended September 30, 2014 and 2013. We have not manufactured any additional Lucy products after the first quarter of 2014, as Jo will replace our Lucy products.

Cost of Sales

Cost of sales includes all of the manufacturing and materials costs of our Dot and Lucy products, plus merchant fees and fulfillment costs excluding freight and costs related to our professional video production services.

Cost of sales for the three months ended September 30, 2014 was $5,406, a decrease of $30,064 (or 85%) from $35,470 for the three months ended September 30, 2013, primarily due to the reduction of net sales in the three months ended September 30, 2014.

Gross Profit

Gross profit (defined as net sales less cost of sales) was $24,654 for the three months ended September 30, 2013 as compared to a gross profit of $8,574 in the three months ended September 30, 2014. The gross profit decreased primarily due to the reduction of net sales in the three months ended September 30, 2014.

Production and Operations Expense

Production and operations expense is primarily comprised of payroll costs associated with coordinating production-related activities (ordering, logistics, quality assurance, etc.) for our Lucy and Dot products, including overseeing and managing relationships with third party manufacturers whose costs are included in cost of sales.

Production and operations expenses decreased $31,531 (or 100%) from $31,531 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. The decrease in production and operations expenses was primarily due to the termination of the employee in the fourth quarter of 2013 due to the reduction in overall costs related to the reduced manufacturing activity. Production of our Lucy product was discontinued in 2014 and will be replaced by Jo, our next generation professional-grade 360° panoramic video camera and production of our Dot product has been discontinued and is waiting for the development of an enhanced version of this product after we have successfully launched Jo.

Selling and Marketing Expense

Selling and marketing expense is comprised of payroll costs, commissions, freight and general marketing, promotion, advertising expense and public relations costs.

Selling and marketing expense increased $29,983 (or 116%) to $55,780 for the three months ended September 30, 2014 from $25,797 in the same period in 2013, as we increased marketing efforts in connection with the release of Jo, our next generation professional-grade 360° panoramic video camera.

Research and Development Expense

Research and development expense is comprised of payroll costs and outside vendor costs for developing new technology (including software, unless considered for capitalization) associated with developing new versions of our products and associated operating software.

For the three months ended September 30, 2014, research and development expense increased $1,776 (or 4%) to $50,877 from $49,101 in 2013, as we increased research and development expenses on the development of software and hardware for Jo, our next generation professional-grade 360° panoramic video camera.

General and Administrative Expense

General and administrative expenses are primarily comprised of payroll costs, travel and entertainment, insurance, rent, office expenses, legal fees and accounting fees.

For the three months ended September 30, 2014, general and administrative expense increased $74,411 (or 63%) to $191,838 from $117,427 in 2013, as general and administrative expenses increased primarily due to the increase in administrative personnel costs, directors and officers insurance, auditing fees and legal fees in the three months ended September 30, 2014 related to being a publicly traded company with SEC reporting requirements.

Stock-Based Compensation

Stock-based compensation is comprised of the expense associated with the value of share-based payments to employees, selected contractors and board members.

For the three months ended September 30, 2014, stock-based compensation decreased $33,497 to $0 from $33,497 in the same period in 2013 as pursuant to the Merger agreement, all granted and outstanding options of Kogeto Tech were cancelled.

Financial Advisory Fees

Financial advisory fees is comprised of the expense associated with business and financial consulting services including the value of the warrants associated with the derivative liability but does not include the expense for professional fees or a chief financial officer which are included in general and administrative expense.

Financial advisory fees were $19,459 for the three months ended September 30, 2014 and $40,000 for the three months ended September 30, 2013. The financial advisory fees in 2014 are related to the expense associated with the agreement with Baytree for financial advisory services and the financial advisory fees in 2013 were for consulting related to the Secured 10% Bridge Notes and other general business and financial consulting.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of production and office equipment, as well as amortization of any capitalized software.

For the three months ended September 30, 2014, depreciation and amortization expense was $2,868 as compared to $3,314 for the three months ended September 30, 2013, as depreciation and amortization expense remained relatively the same.

Change in fair value of derivative liability

For the three months ended September 30, 2014, we recorded income of $17,000 for the change in fair value of derivative liability.

Interest Expense

For the three months ended September 30, 2014, interest expense decreased $20,089 to $21,427 from $41,516 during the same period in 2013 due to the Senior Secured 10% Convertible Notes being converted or repaid by the first quarter of 2014 and of the $750,000 of Secured 10% Bridge Notes that were issued in the third quarter of 2013, $450,000 of Secured 10% Bridge Notes were cancelled and included in the private placement on December 31, 2013 and $300,000 of Secured 10% Bridge Notes were converted or repaid in the third quarter of 2014. Also included in interest expense in the three months ended September 30, 2014 is the value of additional warrants issued as part of the conversion of $150,000 in bridge financing on August 27, 2014 valued at $0.17 per share or $17,300 using the Black-Scholes model.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Sales

Net sales are comprised of revenue received from the sales of our products and services net of returns, refunds, discounts and price protection rebates.

For the nine months ended September 30, 2014, net sales decreased $149,225 (or 34%) to $287,507 compared to net sales for the nine months ended September 30, 2013 of $436,732. The decrease in net sales was a result of significant reductions in sales of our Dot product primarily due to our inability to complete the next generation of our product lines as a result of a lack of financing in 2013. In 2014, production of our Lucy product was discontinued and will be replaced by Jo, our next generation professional-grade 360° panoramic video camera and production of our Dot product has been discontinued and is waiting for the development of an enhanced version of this product after we have successfully launched Jo.

Specifically, sales of our Dot product decreased from $209,533 to $14,071 (or from 9,235 units to 454 units) during the comparable nine months ended September 30, 2014 and 2013, a decrease of $195,462 or 93%. Our decrease in sales of our Dot product was due to inadequate funds required to develop an enhanced version with an improved optic, as we believe the market required a release of an improved product in order to maintain or increase sales levels. Sales of our Lucy product were $248,410 and $245,823 (or 56 units and 61 units) during the comparable nine months ended September 30, 2014 and 2013, respectively. Sales of our Lucy product remained relatively the same during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as we have not manufactured any additional Lucy products after the first quarter of 2014, as Jo will replace our Lucy products and in 2013 production of our Lucy products was delayed until the fourth quarter of 2014 in anticipation of the financing in connection with the Merger to finance production of product.

Cost of Sales

Cost of sales includes all of the manufacturing and materials costs of our Dot and Lucy products, plus merchant fees and fulfillment costs excluding freight and costs related to our professional video production services.

Cost of sales for the nine months ended September 30, 2014 was $326,491, a decrease of $53,529 (or 14%) from $380,020 for the nine months ended June 30, 2013, primarily due to the reduction of net sales and an allowance for obsolete inventory of $60,000 recorded in the nine months ended September 30, 2014.

Gross Profit

Gross profit (defined as net sales less cost of sales) was $56,712 for the nine months ended September 30, 2013 as compared to a gross loss of $38,984 in the nine months ended September 30, 2014. The gross margin for both the Lucy and Dot products were minimal before taking into account the allowance for obsolete inventory of $60,000, which is primarily due to the sales discounts given.

Production and Operations Expense

Production and operations expense is primarily comprised of payroll costs associated with coordinating production-related activities (ordering, logistics, quality assurance, etc.) for our Lucy and Dot products, including overseeing and managing relationships with third party manufacturers whose costs are included in cost of sales.

Production and operations expenses decreased $96,504 (or 100%) from $96,504 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014. The decrease in production and operations expenses was primarily due to the termination of the employee in the fourth quarter of 2013 due to the reduction in overall costs related to the reduced manufacturing activity. Production of our Lucy product was discontinued in 2014 and will be replaced by Jo, our next generation professional-grade 360° panoramic video camera and production of our Dot product has been discontinued and is waiting for the development of an enhanced version of this product after we have successfully launched Jo.

Selling and Marketing Expense

Selling and marketing expense is comprised of payroll costs, commissions, freight and general marketing, promotion, advertising expense and public relations costs.

Selling and marketing expense decreased $54,546 (or 46%) to $63,749 for the nine months ended September 30, 2014 from $118,295 in the same period in 2013, as we reduced marketing efforts substantially beginning in the third quarter of 2013 while we sought additional investor funding but in the third quarter of 2014 we increased marketing efforts in connection with the release of Jo, our next generation professional-grade 360° panoramic video camera.

Research and Development Expense

Research and development expense is comprised of payroll costs and outside vendor costs for developing new technology (including software, unless considered for capitalization) associated with developing new versions of our products and associated operating software.

For the nine months ended September 30, 2014, research and development expense increased $61,531 (or 63%) to $159,391 from $97,860 in 2013, as we increased research and development expenses on the development of software and hardware for Jo, our next generation professional-grade 360° panoramic video camera.

General and Administrative Expense

General and administrative expenses are primarily comprised of payroll costs, travel and entertainment, insurance, rent, office expenses, legal fees and accounting fees.

For the nine months ended September 30, 2014, general and administrative expense increased $3,778 (or 1%) to $515,183 from $511,405 in 2013, as general and administrative expenses remained relatively the same.

Stock-Based Compensation

Stock-based compensation is comprised of the expense associated with the value of share-based payments to employees, selected contractors and board members.

For the nine months ended September 30, 2014, stock-based compensation increased $147,952 to $248,439 from $100,487 in the same period in 2013 as holders of stock options received shares of our common stock in the Merger valued at a net value of $167,385, which was included in stock-based compensation for the nine months ended September 30, 2014. Also, previous holders of stock options received shares of our common stock in the Merger valued at $81,054, which was included in stock-based compensation for the nine months ended September 30, 2014.

Financial Advisory Fees

Financial advisory fees is comprised of the expense associated with business and financial consulting services including the value of the warrants associated with the derivative liability but does not include the expense for professional fees or a chief financial officer which are included in general and administrative expense.

Financial advisory fees were $902,435 for the nine months ended September 30, 2014 and $75,000 for the nine months ended September 30, 2013. The financial advisory fees in 2014 are related to the expense associated with the agreement with Baytree for financial advisory services and the financial advisory fess in 2013 were for consulting related to the Secured 10% Bridge Notes and other general business and financial consulting.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of production and office equipment, as well as amortization of any capitalized software.

For the nine months ended September 30, 2014, depreciation and amortization expense was $9,009 as compared to $9,494 for the nine months ended September 30, 2013, as depreciation and amortization expense remained relatively the same.

Other (Income) Expense

For the nine months ended September 30, 2014, other income increased $7,133 to $8,236 from other income of $1,103 for the nine months ended September 30, 2013 primarily for the reversal of some old vendor invoices.

Change in fair value of derivative liability

For the nine months ended September 30, 2014, we recorded income of $17,000 for the change in fair value of derivative liability.

Interest Expense

For the nine months ended September 30, 2014, interest expense increased $123,688 to $205,658 from $81,970 during the same period in 2013 primarily due to the issuance of warrants to purchase 500,000 shares of our common stock valued at $90,000 and 258,927 shares of our common stock for foregone warrants valued at $72,615 to Senior Secured 10% Convertible Note holders upon the conversion of the notes and as part of the Merger, which was included in interest expense for the nine months ended September 30, 2014. Also included in interest expense in the nine months ended September 30, 2014 is the value of additional warrants issued as part of the conversion of $150,000 in bridge financing on August 27, 2014 valued at $0.17 per share or $17,300 using the Black-Scholes model.

Liquidity and Capital Resources

As of September 30, 2014, the consolidated balance sheets reflected a cash balance of $383,717, working capital of $121,166 excluding the derivative liability of $688,500, and an accumulated deficit of $7,291,038. Management believes that it does not currently have sufficient cash to execute its operating plan but believes that we will be successful in obtaining sufficient financing to execute its operating plan. However, no assurance can be provided that we will secure additional financing or be able to achieve and sustain a profitable level of operations. To the extent that we are unsuccessful in our plan, management may find it necessary to contemplate the sale of assets and/or curtail operations.

At September 30, 2014, we had outstanding loans in the amount of approximately $50,000. On July 3, 2014, we repaid $150,000 of principal value of the outstanding $300,000 of Bridge Notes. On August 27, 2014, Bridge Notes totaling $150,000 were cancelled and included in the private placement for one investor at a per share conversion price of $0.28. In September 2014, all accrued and payable interest on the Bridge Notes outstanding was paid.

Net cash used in operating activities

Net cash used in operating activities was $1,190,543 for the nine months ended September 30, 2014, compared to $754,153 for the same period in 2013. The $436,390 increase was primarily due to the reduction of accounts payable and accrued expenses upon receiving cash from the advance related to the Merger.

Net cash provided by (used in) investing activities

Net cash provided by investing activities amounted to $89,797 for the nine months ended September 30, 2014, compared to net cash used in investing activities of approximately $170,995 for the nine months ended September 30, 2013. The net cash provided by investing activities for the nine months ended September 30, 2014 included the cash provided by the decrease in restricted cash of $126,075 in the first quarter of 2014 and the cash used for the purchase of property and equipment of $36,278, which primarily consists of the purchase of molds. The cash used in investing activities for the nine months ended September 30, 2013 included the cash used of $165,900 for externally developed software capitalized in 2013 and the cash used of $5,095 for the purchase of property and equipment.

Net cash (used in) provided by financing activities

Net cash provided by financing activities was $636,404 for the nine months ended September 30, 2014 compared to net cash provided by financing activities of $926,000 for the nine months ended September 30, 2013. The net cash provided by financing activities for the nine months ended September 30, 2014 included the net proceeds from the private placements of $934,404 offset by the repayment of short term debt – related parties of $123,000, the repayment of Secured 10% Bridge Notes of $150,000 and the repayment of Senior Secured 10% Convertible Notes of $25,000. The cash provided by financing activities for the nine months ended September 30, 2013 includes the proceeds of $750,000 from the issuance of Secured 10% Bridge Notes and the proceeds of $200,000 from the issuance of Senior Secured 10% Convertible Notes offset by the repayment of short term debt – related parties of $24,000.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2013 and those discussed in Item 2.01 of the Company’s Current Report on Form 8-K/A (Amendment No. 4) filed October 7, 2014 under the heading of “Risk Factors”, information at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information” and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability or obtain the financing necessary for future growth.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $2,117,612 and $1,305,855 for the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively, and had an accumulated deficit of $7,291,038 as of September 30, 2014. In order to reach our business growth objectives, we expect to incur significant sales, marketing, product development and other operating and capital costs, including costs associated with the expansion of our personnel and facilities. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. There can be no assurance that we will be successful in generating and increasing our revenues or that we can achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

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

The market for capture devices, including cameras and camcorders, is highly competitive. We operate in the relatively new and untested 360° panoramic video segment. Our competitors are small, modestly funded start-ups such as BubblePix, Giroptic and CENTR. The one exception to this trend is GoPano/EyeSee360, which recently received investment capital as part of a partnership with Voxx, Inc. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. It is possible in the future that the following established, well-known camera manufacturers such as GoPro, Inc., Canon Inc., Nikon Corporation, Olympus Corporation, Polaroid Holding Corporation and Vivitar Corporation, large, diversified electronics companies such as JVC Kenwood Corporation, Panasonic Corporation, Samsung Electronics Co., Sony Corporation and Toshiba Corporation, and specialty companies such as Garmin Ltd. may decide to offer competitive products, which have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2014, we completed an initial closing of a private placement to four accredited investors of 2,714,285 shares of our Common Stock at a purchase price of $0.28 per share, for gross proceeds of $760,000. The investors in the private placement also received five-year warrants to purchase up to 542,857 shares of our Common Stock, at an initial exercise price of $0.32 per share. The placement agents in the private placement received cash commissions of $60,800 and five-year warrants with a cashless exercise provision to purchase 260,571 shares of our Common Stock at $0.32 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used to develop and launch our next round of products, repay outstanding bridge notes and for working capital and other general corporate purposes.

On August 27, 2014, we completed a closing of a private placement to six accredited investors of 1,575,000 shares of our Common Stock at a purchase price of $0.28 per share, for gross proceeds of $441,000. The gross proceeds of the private placement included the conversion of $150,000 in bridge financing. The investors in the private placement also received five-year warrants to purchase up to 315,000 shares of our Common Stock, at an initial exercise price of $0.32 per share. As part of the conversion of $150,000 in bridge financing, the investor was issued an additional five-year warrant to purchase up to an aggregate of 100,000 shares of our Common Stock. The placement agents in the private placement received cash commissions of $35,280 and five-year warrants with a cashless exercise provision to purchase 151,200 shares of our Common Stock at $0.32 per share. The net proceeds from the private placement, following the payment of offering-related expenses, are being used to develop and launch our next round of products, for working capital and other general corporate purposes.

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

Kogeto, Inc.
a Nevada corporation

November 14, 2014	By:	/s/ Jeff Glasse
Jeff Glasse
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John P. Clark
John P. Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)

